Form 10QSB
period 1995-06-30
ASTREX INC
filed 1995-08-10
CIK 8038

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the quarterly period ended                   June 30, 1995
                                         ___________________________
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

                        Commission file number    1-4530

                               ASTREX, INC.
    (Exact name of small business issuer as specified in its charter)

           Delaware                                  13-1930803
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

           205 Express Street,     Plainview, New York      11803
                   (Address of principal executive offices)

                             (516) 433-1700
          (Registrant s telephone number, including area code)



       (Former name, former address and former fiscal year, if
                    changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X    No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of July 25, 1995, common shares outstanding were 4,690,363.

                             ASTREX, INC.

                                INDEX




PART I:

Financial Statements:                                       Page No.


Consolidated Balance Sheets
   June 30, 1995 (unaudited) and March 31, 1995                1-2

Consolidated Statements of Operations (unaudited)
   Three Months Ended June 30, 1995 and 1994                     3

Consolidated Statement of Cash Flows (unaudited)
   Three Months Ended June 30, 1995 and 1994                     4

Notes to Consolidated Financial Statements                       5

Management's Discussion and Analysis of
   Financial Condition and Results of Operations               6-7



PART II:

Other Information and Signatures                                 8

PART I - Financial Information

ASTREX, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS


                               June 30, 1995                   March 31, 1995
                                (Unaudited)
                                              (000) Omitted
Current Assets:

 Cash                                    $2                               $3
 Accounts receivable (net of
  allowance for doubtful accounts
  of $109 at June 30, 1995 and
  $103 at March 31, 1995)             1,433                            1,435

 Merchandise inventories              3,713                            3,785
 Prepaid expenses and other
  current assets                         68                               84

  Total Current Assets                5,216                            5,307


Property, plant and equipment at
  cost (net of accumulated
  depreciation of $141 at June 30, 1995
  and $128 at March 31, 1995)          720                               718


Total Assets                        $5,936                            $6,025









          See accompanying notes to consolidated financial statements.

                         ASTREX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                     June 30, 1995           March 31, 1995
                                       (Unaudited)
                                                 (000) Omitted
Current Liabilities:

 Loans payable                              $1,644                   $1,564
 Accounts payable                            1,437                    1,619
 Accrued liabilities                           291                      355

   Total current liabilities                 3,372                    3,538

Shareholders' Equity:
 Preferred Stock, Series A - issued, none       -                         -
 Preferred Stock, Series B - issued, none       -                         -
 Common Stock -
  par value $.01 per share;
  authorized, 15,000,000 shares; issued,
  4,690,363 at June 30, 1995 and
  March 31, 1995                               47                        47
 Additional paid-in capital                 3,540                     3,540
 Accumulated Deficit                       (1,023)                  (1,100)

  Total shareholders' equity                2,564                     2,487

Total liabilities and
 shareholders' equity                      $5,936                    $6,025










         See accompanying notes to consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                   1995                  1994
                                                         (000) Omitted

Net sales                                        $3,234                $2,990
Cost of sales                                     2,444                 2,312
    Gross profit                                    790                   678

Selling, general and
  administrative expenses     657  684

    Income (loss) from operations                   133                   (6)


Interest expense                                     56                    44

    Income (loss) before provision
       for income taxes                              77                  (50)

Provision for income taxes                            0                     3

        Net income (loss)                           $77                 ($53)





Per share data for the three months ended June 30, 1995 and 1994 are as follows:

Weighted average number of
   common shares outstanding                  4,690,363             4,690,363

Net income (loss) per share                       $0.02               ($0.01)





            See accompanying notes to consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                    FOR THE THREE MONTHS ENDED JUNE 30,
                                               1995            1994
                                                  (000) Omitted

Cash Flows (Uses) From Operating Activities:
 Net income (loss)                              $77           ($53)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                13              11
    Changes in assets and liabilities:
     Net decrease in accounts and note
       receivable                                 2             855
     Decrease in prepaid expenses and
       other current assets                      16              36
     Decrease in merchandise inventories         72             142
     Decrease in accounts payable              (182)           (356)
     Decrease in accrued liabilities            (64)            (97)

Net cash (used in) provided by
  operating activities                          (66)            538

Cash flows used in investing activities:
   Purchases of fixed assets                    (15)            (17)
Net cash used in investing activities           (15)            (17)

Cash flows from financing activities:
   Proceeds from (repayments of)
     loans payable                               80             (522)
Net cash provided by (used in)
   financing activities                          80             (522)

Net decrease in cash for the three months
      ended June 30                             (1)               (1)

Cash - beginning of period                       3                 3

Cash - end of period                            $2                $2





             See accompanying notes to consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




UNAUDITED FINANCIAL STATEMENTS


In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 30, 1995. The results of operations and cash flows for the three month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year. In the opinion of Management, the information in this interim report for the three months ended June 30, 1995 presents fairly the Company's financial position consistent with the Company's accounting practices and principles used in interim reports.Accordingly, certain items included in these statements are based upon best estimates, particularly cost of goods sold. For the three month periods ended
June 30, 1995 and 1994 these costs have principally been determined by utilizing perpetual inventory records. The calculation of the actual cost of goods sold amount is predicated upon a physical inventory taken only at the end of each fiscal year. These financial statements, which are unaudited (except for the Consolidated Balance Sheet as of March 31, 1995 which is audited), are based on certain estimates and are subject to year end audit adjustments.

ASTREX, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATIONS



RESULTS OF OPERATIONS


Revenues

Sales increased by approximately $244,000 or 8.2%, for the three months ended June 30, 1995 from the comparable three month period in fiscal 1995. This increase is the result of continued growth in the commercial and industrial connector markets.


Gross Margin

Gross margins increased from 22.7% to 24.4% for the three months ended June 30, 1994 and 1995, respectively. This 1.7% increase is a result of the Company's efforts on improving its margins as well as its focus on selling higher margin, value-added products.


Selling, General  & Administrative

Selling, general and administrative expenses decreased approximately $27,000 for the three months ended June 30, 1995 from the comparable three month period ended June 30, 1994. This decrease is primarily the result of reorganizing certain job functions resulting in a reduction in personnel costs.


Interest Expense

Interest expense increased approximately $12,000 for the three months ended June 30, 1995, from the previous comparable three month period in fiscal 1995. This increase is due to a higher average amount outstanding each period on the loan to the Company's lender, and by an increase in the interest rate for the two periods from 10.25% to 12.50% for the three months ended
June 30, 1994 and 1995, respectively.

ASTREX, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company utilized approximately $66,000 for operating activities for the three months ended June 30, 1995, principally to repay accounts payable and accrued liabilities, offset by a decrease in inventory of approximately $72,000. The Company received $80,000 in cash through financing activities as a result of increased borrowings from the Company's lender. The Company's loan agreement, collateralized by substantially all of the Company's assets, provides for a line of credit based on the amount of the Company's inventory and accounts receivable, but which cannot exceed $2,500,000. The term of the loan presently expires on July 31, 1996 at which time the Company anticipates, but cannot guarantee, that it will be renewed or replaced. The Company's relations with its secured lender are satisfactory. The Company believes that its current cash position as well as its available credit facility are adequate for the foreseeable future. The amount outstanding under this loan was approximately $1,644,000 at June 30, 1995 and $1,564,000 at March 31, 1995.

PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

            (A)    Exhibits
                   None

            (B)    Reports on Form 8-K:
                   None




SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         ASTREX, INC.


Date: August 8, 1995           By:  /s/  Michael McGuire
                                         Michael McGuire
                                         President
                                         Chief Executive Officer


                               By:  /s/  Irene S. Marcic
                                         Irene S. Marcic
                                         Treasurer
                                         Chief Financial Officer