Form 10QSB
period 1995-03-30
ASTREX INC
filed 1995-10-18
CIK 8038

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended         September 30, 1995

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of October 10, 1995, common shares outstanding were 5,090,363.

                                   ASTREX, INC.

                                      INDEX




PART I:

Financial Statements:                                              Page No.


Consolidated Balance Sheets
  September 30, 1995 (unaudited) and March 31, 1995                     1-2

Consolidated Statement of Operations (unaudited)
  Six Months and Three Months Ended
  September 30, 1995 and                                                  3

Consolidated Statement of Cash Flows (unaudited)
  Six Months Ended September 30, 1995 and                                 4

Notes to Consolidated Financial Statements                                5

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                         6-7



PART II:

Other Information and Signatures                                          8


                             PART I - Financial Information

                              ASTREX, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


                                                 September 30, 1995               March 31, 1995
                                                    (Unaudited)
                                                                    (000) Omitted
Current Assets:

   Cash                                                         $2                            $3
   Accounts receivable (net of
     allowance for doubtful accounts
     of $86 at September 30, 1995 and
     $103 at March 31, 1995)                                 1,497                         1,435

   Merchandise inventories                                   3,770                         3,785
   Prepaid expenses and other
     current assets                                             40                            84

     Total Current Assets                                    5,309                         5,307


Property, plant and equipment at
   cost (net of accumulated depreciation
   of $155 at September 30, 1995 and
   $128 at March 31, 1995)                                    713                            718


Total Assets                                               $6,022                        $6,025


               See accompanying notes to consolidated financial statements.


ASTREX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                       September 30, 1995            March 31, 1995
                                          (Unaudited)
                                                       (000) Omitted
Current Liabilities:

  Loans payable                                    $1,802                    $1,564
  Accounts payable                                  1,306                     1,619
  Accrued liabilities                                 267                       355

      Total current liabilities                     3,375                     3,538

Shareholders' Equity:
  Preferred Stock, Series A - issued, none              -                         -
  Preferred Stock, Series B - issued, none              -                         -
  Common Stock - par value $.01 per share;
  authorized, 15,000,000 shares; issued,
  5,090,363 at September 30, 1995 and
  4,690,363 at March 31, 1995                          51                        47
  Additional paid-in capital                        3,548                     3,540
  Accumulated Deficit                                (952)                  (1,100)

    Total shareholders' equity                      2,647                     2,487

Total liabilities and shareholders' equity         $6,022                    $6,025









                   See accompanying notes to consolidated financial statements.


                                  ASTREX, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                               SIX MONTHS ENDED                THREE MONTHS ENDED
                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                            1995             1994             1995           1994
                                                (000) Omitted                   (000) Omitted
Net sales                                 $6,479            $5,959           $3,245        $2,969
Cost of sales                              4,884             4,602            2,440         2,289

    Gross profit                     1,595             1,357              805           680

Selling, general and
  administrative expenses                 1,327              1,392              670           708

    Income (loss) from
               operations                   268                (35)             135          (28)


Interest expense                           (117)               (94)             (61)         (51)
Other income - net                            -                  5                -            5

    Income (loss) before provision
      for income taxes                      151               (124)              74          (74)

Provision for income taxes                    4                  5                4            2

     Net income (loss)                     $147              ($129)             $70         ($76)



Per share data for the six months and three months ended
   September 30, 1995 and 1994 are as follows:

Weighted average number of
   common shares outstanding          4,823,696           4,690,363       4,957,029     4,690,363

Net income (loss) per share               $0.03              ($0.03)          $0.01       ($0.02)




            See accompanying notes to consolidated financial statements.


                             ASTREX, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                           FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                                            1995                             1994
                                                                     (000) Omitted

Cash Flows (Uses) From Operating Activities:
  Net income (loss)                                         $147                           ($129)

  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                            28                               24
     Issuance of common stock as compensation to Directors    12                                -
  Changes in assets and liabilities:
        (Increase) decrease in accounts and note receivable  (62)                             710
        Decrease (increase) in prepaid expenses and
           other current assets                               44                             (75)
        Decrease in merchandise inventories                   15                              351
        Decrease in accounts payable                        (313)                           (467)
        Decrease in accrued liabilities                      (88)                           (133)

Net cash (used in) provided by operating activities         (217)                             281

Cash flows used in investing activities:
   Purchases of fixed assets                                 (22)                            (26)
Net cash used in investing activities                        (22)                            (26)

Cash flows from financing activities:
   Proceeds from (repayments of)  loans payable              238                            (256)
Net cash provided by (used in) financing activities          238                            (256)

Net decrease in cash for the six months
      ended September 30                                     (1)                              (1)

Cash - beginning of period                                    3                                3

Cash - end of period                                         $2                               $2




See accompanying notes to consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




UNAUDITED FINANCIAL STATEMENTS


In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September
30, 1995. The results of operations and cash flows for the six month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. In the opinion of Management, the information in this interim report for the six months ended September 30, 1995 presents fairly the Company's financial position consistent with the Company's accounting practices and principles used in interim reports. Accordingly, certain items included in these statements are based upon best estimates, particularly cost of goods sold. For the six month periods ended
September 30, 1995 and 1994 these costs have principally been determined by utilizing perpetual inventory records. The calculation of the actual cost of goods sold amount is predicated upon a physical inventory taken only at the end of each fiscal year. These financial statements, which are unaudited
(except for the Consolidated Balance Sheet as of March 31, 1995 which is audited), are based on certain estimates and are subject to year end audit adjustments.

                       ASTREX, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OR PLAN OF OPERATIONS


RESULTS OF OPERATIONS

Revenues

Sales increased by approximately $520,000, or 8.7%, for the six months and approximately $276,000, or 9.3%, for the three months ended September 30, 1995 from the comparable six and three month periods in 1994, respectively. These increases are the result of continued growth in the commercial and industrial connector markets, combined with stabilized military sales.


Gross Profit

Gross profits increased from 22.8% to 24.6% for the six months, and 22.9% to 24.8% for the three months ended September 30, 1994 and 1995, respectively. These increases are a result of the Company's focus on selling higher margin, value-added products.


Selling, General  & Administrative

Selling, general and administrative expenses decreased approximately $65,000, or 4.7%, for the six months and $38,000, or 5.4%, for the three months ended September 30, 1995 from the comparable previous six and three month periods in 1994. These decreases are primarily the result of reorganizing certain job functions resulting in a reduction in personnel costs.


Interest Expense

Interest expense increased approximately $23,000 for the six months and $10,000 for the three months ended September 30, 1995, from the previous comparable six and three month period in 1994. These increases are due to a higher average amount outstanding each period on the loan to the Company's lender, and by an increase in the interest rate for the two periods from 10.5% to 12.4% for the six months and 10.9% to 12.3% for the three months ended September 30, 1994 and 1995, respectively.

                       ASTREX, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OR PLAN OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company utilized approximately $217,000 for operating activities for the six months ended September 30, 1995, principally to repay accounts payable and accrued liabilities. The Company received $238,000 in cash through financing activities as a result of increased borrowings from the Company's lender. The Company's loan agreement, collateralized by substantially all of the Company's assets, provides for a line of credit based on the amount of the Company's inventory and accounts receivable, but which cannot exceed $2,500,000. The term of the loan presently expires on July 31, 1996 at which time the Company anticipates, but cannot guarantee, that it will be renewed or replaced. The Company's relations with its secured lender are satisfactory. The Company believes that its current cash position as well as its available credit facility are adequate for the foreseeable future. The amount outstanding under this loan was approximately $1,802,000 at September 30, 1995 and $1,564,000 at March 31, 1995.

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




                             ASTREX, INC.


Date:  October 16 , 1995                By:  /s/ Michael McGuire
                                                 Michael McGuire
                                                 President
                                                 Chief Executive Officer


                                        By:  /s/ Irene S. Marcic
                                                 Irene S. Marcic
                                                 Treasurer
                                                 Chief Financial Officer


8