Form 10QSB
period 1995-12-31
ASTREX INC
filed 1996-02-14
CIK 8038

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     December 31, 1995

                                        OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________


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

                 (516) 433-1700
(IssuerOs telephone number, including area code)


_______________________________________________________________________________

  (Former name, former address and former fiscal year, if changed since last report)

Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X   No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X    No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of February 12, 1996, common shares outstanding were 5,090,363.

                              ASTREX, INC.

                                 INDEX




PART I:

Financial Statements:                                            Page No.


Consolidated Balance Sheets
  December 31, 1995 (unaudited) and March 31, 1995                 1-2

Consolidated Statements of Operations (unaudited)
  Nine Months and Three Months Ended
  December 31, 1995, and 1994                                        3

Consolidated Statements of Cash Flows (unaudited)
  Nine Months Ended December 31, 1995, and 1994                      4

Notes to Consolidated Financial Statements                           5

Management's Discussion and Analysis or
  Plan of Operations                                               6-7



PART II:

Other Information and Signatures                                     8

                              PART I - Financial Information

                              ASTREX, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


                            December 31, 1995            March 31, 1995
                              (Unaudited)
                                           (000) Omitted
Current Assets:

 Cash                              $2                          $3
 Accounts receivable (net of
  allowance for doubtful
  accounts of $88 at December
  31, 1995 and
  $103 at March 31, 1995)      1,424                        1,435

   Merchandise inventories     3,742                        3,785
   Prepaid expenses
   and other
   current assets                 38                           84
                              ________                    ________

     Total Current Assets      5,206                        5,307

Property, plant and
 equipment at
 cost (net of accumulated
 depreciation
 of $170 at December
 31, 1995 and
 $128 at March 31, 1995)        700                           718
                              ________                    ________


Total Assets                  $5,906                       $6,025
                              ________                    ________
                              ________                    ________


          See accompanying notes to consolidated financial statements.


                                     ASTREX, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS



                                  December 31, 1995           March 31, 1995
                                    (Unaudited)
                                  _________________          ________________

                                                (000) Omitted
Current Liabilities:

  Loans payable                         $1,632                     $1,564
  Accounts payable                       1,278                      1,619
  Accrued liabilities                      280                        355

      Total current liabilities          3,190                      3,538

Shareholders' Equity:
  Preferred Stock, Series A -
   issued, none                              -                           -
  Preferred Stock, Series B -
   issued, none                              -                           -
  Common Stock - par value
   $.01 per share;
  authorized, 15,000,000
   shares; issued,
   5,090,363 at December 31, 1995 and
   4,690,363 at March 31, 1995              51                         47
  Additional paid-in capital             3,548                      3,540
  Accumulated Deficit                     (883)                    (1,100)
                                   _________________          ________________

    Total shareholders' equity           2,716                      2,487
                                   _________________          ________________

Total liabilities and
  shareholders' equity                  $5,906                      $6,025
                                  _________________          ________________
                                  _________________          ________________


        See accompanying notes to consolidated financial statements.

                                      ASTREX, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                         NINE MONTHS ENDED      THREE MONTHS ENDED
                                            DECEMBER 31,           DECEMBER 31,
                                         1995         1994     1995           1994
                                        ______       ______   ______         ______

                                          (000) Omitted           (000) Omitted
Net sales                               $9,786      $8,960     $3,308        $3,001
Cost of sales                            7,366       6,944      2,482         2,342
                                        ______      ______     ______         ______

          Gross profit                   2,420       2,016        826           659

Selling, general and
  administrative expenses                2,016       2,109        690           717
                                        ______      ______     ______         ______

          Income (loss) from operations    404         (93)       136           (58)


Interest expense                          (176)       (147)       (59)          (53)
Other income - net                          -            5          -             0
Expenses related to restructuring           -          (75)         -           (75)
                                        ______       ______     ______         ______

          Income (loss) before
            provision for income taxes     228         (310)        77          (186)

Provision for income taxes                 (11)          (8)        (8)           (3)
                                        ______       ______     ______         ______

          Net income (loss)               $217        ($318)       $69         ($189)
                                        ______       ______     ______         ______



Per share data for the nine months and three months ended December 31, 1995 and 1994 are as follows:

Weighted average number of
   common shares outstanding         4,912,585     4,690,363     5,090,363     4,690,363

Net income (loss) per share              $0.04       ($0.07)         $0.01       ($0.04)

         See accompanying notes to consolidated financial statements.

                               ASTREX, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                   FOR THE NINE MONTHS ENDED DECEMBER 31,
                                            1995                1994
                                  _________________________________________

                                                 (000) Omitted
Cash Flows (Uses) From
 Operating Activities:

  Net income (loss)                          $217              ($318)

  Adjustments to reconcile net
   income (loss) to
   net cash provided by
   operating activities:
     Depreciation and amortization             42                 36
     Issuance of common stock
     as compensation to Directors              12                 -
  Changes in assets and liabilities:
        Decrease in accounts and
         note receivable                       11               875
        Decrease (increase)
         in prepaid expenses and
         other current assets                  46               (23)
        Decrease in merchandise
         inventories                           43               488
        Decrease in
         accounts payable                    (341)             (358)
        Decrease in accrued
         liabilities                          (75)              (64)
                                             _____             _____

Net cash (used in)
 provided by operating activities             (45)              636
                                             _____             _____

Cash flows used in investing activities:
   Purchases of fixed assets                  (24)              (28)
                                             _____             _____

Net cash used in investing activities         (24)              (28)
                                             _____             _____

Cash flows from financing activities:
   Proceeds from (repayments of
    loans payable                              68              (609)
                                             _____             _____

Net cash provided by (used in)
  financing activities                         68              (609)
                                             _____             _____

Net decrease in cash
  for the nine months
  ended December 31                            (1)              (1)

Cash - beginning of period                      3                3
                                             _____             _____

Cash - end of period                           $2                $2
                                             _____             _____
                                             _____             _____




       See accompanying notes to consolidated financial statements.

                       ASTREX, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




UNAUDITED FINANCIAL STATEMENTS


In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of December 31, 1995. The results of operations and cash flows for the nine month period ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year. In the opinion of Management, the information in this interim report for the nine months ended December 31, 1995 presents fairly the Company's financial position consistent with the Company's accounting practices and principles used in interim reports. Accordingly, certain items included in these statements are based upon best estimates, particularly cost of goods sold. For the nine month periods ended December 31, 1995 and 1994 these costs have principally been determined by utilizing perpetual inventory records. The calculation of the actual cost of goods sold amount is predicated upon a physical inventory taken only at the end of each fiscal year. These financial statements, which are unaudited (except for the Consolidated Balance Sheet as of March 31, 1995 which is audited), are based on certain estimates and are subject to year end audit adjustments.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

Sales increased by approximately $826,000, or 9.2%, for the nine months and approximately $307,000, or 10.2%, for the three months ended December 31, 1995 from the comparable nine and three month periods in 1994, respectively. These increases are the result of continued growth in the commercial and industrial connector markets, combined with stabilized military sales.


GROSS PROFIT

Gross profits increased from 22.5% to 24.7% for the nine months, and 22.0% to 25.0% for the three months ended December 31, 1994 and 1995, respectively. These increases are a result of the CompanyOs focus on selling higher margin, value-added products.


SELLING, GENERAL  & ADMINISTRATIVE

Selling, general and administrative expenses decreased approximately $93,000, or 4.4%, for the nine months and $27,000, or 3.8%, for the three months ended December 31, 1995 from the comparable previous nine and three month periods in 1994. These decreases are primarily the result of reorganizing certain job functions resulting in a reduction in personnel costs.


INTEREST EXPENSE

Interest expense increased approximately $29,000 for the nine months and $6,000 for the three months ended December 31, 1995, from the previous comparable nine and three month periods in 1994. These increases are due to a higher average amount outstanding on the loan with the Company's lender, for the first nine months of fiscal year March 31, 1996, and by an increase in the interest rate for the two periods from approximately 10.9% to 12.4% for the nine months and 11.5% to 12.3% for the three months ended December 31, 1994 and 1995, respectively.

                         ASTREX, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                               R PLAN OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company utilized approximately $45,000 for operating activities for the nine months ended December 31, 1995, principally to repay accounts payable. The Company received $68,000 in cash through financing activities as a result of increased borrowings from the CompanyOs lender. The CompanyOs loan agreement, collateralized by substantially all of the Company's assets, provides for a line of credit based on the amount of the CompanyOs inventory and accounts receivable, but which cannot exceed $2,500,000. The term of the loan presently expires on July 31, 1996 at which time the Company anticipates, but cannot assure, that it will be renewed or replaced. The CompanyOs relations with its secured lender are satisfactory. The Company believes that its current cash position as well as its available credit facility are adequate for the foreseeable future. The amount outstanding under this loan was approximately $1,632,000 at December 31, 1995 and $1,564,000 at March 31, 1995.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

            (A)  Exhibits
                 None

           (B)  Reports on Form 8-K:
                None




                                  SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               ASTREX, INC.


Date:  February 13, 1996          By: /s/ Michael McGuire
                                  Michael McGuire
                                  President
                                  Chief Executive Officer


                                  By:  /s/ Irene S. Marcic
                                  Irene S. Marcic
                                  Treasurer
                                  Chief Financial Officer