Form 10KSB
period 1996-03-31
ASTREX INC
filed 1996-07-01
CIK 8038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended MARCH 31, 1996

                          Commission file number 1-4530

                                  ASTREX, INC.

        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                    13-1930803
  (State of incorporation)                 (I.R.S. Employer Identification No.)

                  205 EXPRESS STREET, PLAINVIEW, NEW YORK 11803
               (Address of principal executive offices) (Zip Code)

                                 516 - 433-1700
              (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12 (b) of
                                    the Act:

                                      None

              SECURITIES REGISTERED PURSUANT TO 12 (G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

                                (Title of class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to each filing requirements for the past 90 days. YES X No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $13,518,149.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date with the past 60 days. $ 921,719 AS OF JUNE 21, 1996 (SEE ITEM 5).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,375,363 SHARES OF COMMON STOCK AS OF JUNE 21, 1996.

State whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. YES X No ___.

                                     PART I

Item 1.  BUSINESS.

                                     GENERAL

     Astrex, Inc., a Delaware corporation (the "Company" or "Astrex"), is a value-added distributor of electronic components used to connect, control, regulate or store electricity in equipment. The principal products assembled and sold by Astrex are "connectors." "Connectors" link a wire or group of wires to another wire or group of wires. Other products sold include relays, switches, and LED's.

     The Company (including its wholly owned subsidiaries T.F. Cushing, Inc. and AVest, Inc.) has 55 full time and 1 part time employees, principally at facilities in Plainview, New York and West Springfield, Massachusetts and carries in inventory over 25,000 different electronic parts from approximately 20 manufacturers, including Amphenol Corporation, Hirose Electric (U.S.A.),
Inc., ITT Cannon, ITW Switches, Litton Winchester Electronics, Micro Switch (division of Honeywell, Inc.), Packard Hughes Interconnect, TriStar Electronics International Inc., and WPI Salem Division (Wire Pro). While the Company sells a portion of this inventory without any further value enhancements, a significant portion of its sales consists of components assembled to customer specifications. The Company's sales are worldwide with a concentration in the Northeast and Mid-Atlantic States where the Company serves more than 3,000 customers representing a broad range of electronics users from major original equipment manufacturers such as IBM Corporation, Lockheed Martin, Raymond Corporation, and Raytheon Company to engineering firms and research and educational institutions. The Company's largest industry markets include the defense, aerospace, industrial, and computer industries.

     The Company's principal credit facility is a line of credit ("Line") measured by its inventory and receivables and secured by substantially all of the Company's assets. On March 31, 1996 the Company owed $1,782,064 on the Line, and as of May 31, 1996 approximately $1,570,000 was outstanding. The Company believes that the Line will be adequate for the foreseeable future. The Company's relations with its secured lender are satisfactory. The Line by its terms expires on July 31, 1997 at which time the Company anticipates that it will be renewed or replaced.

     Approximately 80% of the products sold by the Company are connectors. A connector links electronic components together and generally consists of a shell, insert, contacts and adaptive hardware. Each of these four parts has many variations and can be assembled together in almost unlimited combinations. Connectors range in price, depending on design, complexity, use, and availability from $0.25 to $2,500 a connector. The Company has traditionally emphasized the sale of connectors which meet a higher standard of reliability and performance including those meeting United States military specifications. Most of the connectors sold by the Company range in price from $10 to $50 each.

     The Company has the capacity to both assemble and test connectors to customer's specifications, which is a capability that some of its competitors do not have. The assembly capability also enables the Company to inventory fewer finished parts and to deliver a wider variety of finished connectors, substantially enhancing service to its customers. During the fiscal year ending March 31, 1996 approximately 44% of the Company's sales represented assembled connectors, approximately 31% of the

Company's sales represented connectors not requiring further assembly by the Company and approximately 5% of the Company's sales represented unassembled connector parts.

     The other products sold by the Company are devices that control or regulate the flow of electricity to or within components, including relays and switches which control current by opening or closing an electric circuit. These products represented approximately 20% of sales.

     Assembly of military specification connectors, a significant part of the Company's business, usually requires government approval. The Company has such approvals as are necessary for the military specification connectors it assembles and does not perceive any future problems with respect to such approvals. The nature of the Company's business does not require significant expenditures for product research and development and the Company's expenditures in that regard over the past two years have been nominal.

     The Company markets the products of approximately 20 manufacturers. Its four largest suppliers, Amphenol Corporation, ITT Cannon, ITW Switches and Packard Hughes Interconnect accounted for approximately 49% of fiscal year ending March 31, 1996 purchases.

     During the fiscal year ended March 31, 1996, the Company added the Neutrik USA, Inc. connector line, a niche commercial line of audio connectors.

     The Company has satisfactory relations with its suppliers, most of which have done business with the Company for over 15 years. The Company believes that most of the products it presently sells are available from other sources at competitive prices. Most of the products sold by the Company are purchased pursuant to franchise agreements that are typically cancelable by either party at any time.

     As of March 31, 1996 the Company's net inventory aggregated approximately $3,934,000 of which approximately 83% consisted of connectors. While manufacturers generally do not give distributors, such as the Company, the absolute right to return unsold inventory, it is the policy of many manufacturers to protect or partially protect franchised distributors, such as the Company, against the potential write- down of inventories due to technological change or manufacturer's price reductions. Similarly, a manufacturer who elects to terminate a franchise may be required to purchase from the distributor a substantial, if not the total, amount of its product carried in inventory. No assurance can be given however, that these industry practices will continue.

     The Company serves more than 3,000 customers representing a broad spectrum of electronic users ranging from major original equipment manufacturers to engineering firms and research and educational institutions. Such customers include manufacturers in the aerospace, industrial, defense and computer industries, such as IBM Corporation, Lockheed Martin, Raymond Corporation and Raytheon Company. No single customer accounted for more the 10% of sales.

     Many of the Company's customers require delivery schedules which are generally not available on direct purchase from manufacturers. The Company offers its customers the convenience of diverse and extensive local inventories and rapid deliveries. In addition, because of its expertise in connectors, the Company can offer its customers technical advice and support, and innovative solutions to customer problems. The Company believes that its good long-term relationships with its customers extending, in some cases, over a period of 20 years, give it a strong competitive position throughout the United States, and especially the Northeast.
                                       2

     For the fiscal year ended March 31, 1996, 78% of the Company's sales were in the Northeast and Middle Atlantic States, 20% of sales were to other parts of the country and 2% of sales were for export.

     Sales are generated by the Company's outside sales force which covers specific geographic territories and customers; by the Company's inside telephone sales force; by independent sales representatives; and by the use of space advertising in industry publications. Sales are managed and coordinated by regional sales managers and by product managers located in the Company's Plainview, New York or West Springfield, Massachusetts facilities.

                                   COMPETITION

     The Company  operates  in a highly  competitive  environment.  The sale and distribution of products sold by the electronics distribution industry is extremely competitive, particularly with regard to price and product availability. The Company competes with numerous local, regional, and national distributors, many of which have greater financial resources and sales than the Company. To a certain extent, the Company also competes with manufacturers of electronic parts and components, including some of its suppliers, which are involved in the direct sales of their products.

                                     BACKLOG

     At April 1, 1996, the Company's total backlog of confirmed, unfilled orders was approximately $2,859,000, an increase of 21% over the April 1, 1995 backlog of $2,362,000. The Company expects almost all of the backlog to be shipped before the end of fiscal 1997. The backlog at year-end is not necessarily indicative of sales for any specific subsequent period.

                       COMPLIANCE WITH ENVIRONMENTAL LAWS

     In the fiscal years ending March 31, 1996 and 1995 the Company expended less than one thousand dollars in order to comply with environmental laws with respect to the Plainview building. The Company has had no other expenditures with respect to such laws in that time period.

                                    EMPLOYEES

     As of March 31, 1996 the Company had 55 full time and 1 part time employees. The Company has senior operating personnel at both its Plainview, New York and West Springfield, Massachusetts facilities, some of whom have been with the Company or a subsidiary for more than 15 years. Management believes that its relations with its employees are satisfactory.
                                       3

Item 2.  PROPERTIES.

     Through its wholly owned subsidiary, AVest, Inc., the Company owns a 22,000 square foot building at 205 Express Street, Plainview, New York. The Company's principal executive offices occupy approximately 750 square feet of that building with the balance of the building space constituting office, warehouse and assembly facilities for the Company. The property is adequately covered by insurance and there are at present no significant renovation, improvement or development plans with respect to the facility. The Company's T.F. Cushing, Inc. subsidiary occupies 3,500 square feet in West Springfield, Massachusetts at an annual rent of $19,560 under a lease that expires August 31, 1997. In addition the Company presently maintains sales offices in Endwell, New York (1,500 square feet, $15,000 annual rent, under a lease that expires 12/31/96) and Willow Grove, Pennsylvania (1,323 square feet, $18,052 annual rent, month-to-month occupancy under a lease which expired 12/19/92). All of the Company's premises are adequate for the Company's current and foreseeable requirements. The Company has no present plans to significantly renovate or improve any of its leased properties.

Item 3.  LEGAL PROCEEDINGS.

     As of March 31, 1996 and the date hereof there was no litigation believed to be material pending against or on behalf of the Company or its properties.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                      NONE

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock ("Astrex Common Stock") trades on the over-the-counter market under the symbol "ASXI". The following table sets forth the high and low bids for Astrex Common Stock. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, are approximate and may not necessarily represent actual transactions.




          CALENDAR YEAR
            & QUARTER                           HIGH BID                         LOW BID
- -----------------------------------------------------------------------------------------------------
1995    First                                     3/32                             3/32
        Quarter
- -----------------------------------------------------------------------------------------------------
Second Quarter                                    3/32                             3/32
- -----------------------------------------------------------------------------------------------------
Third Quarter                                     3/8                              3/32
- -----------------------------------------------------------------------------------------------------
Fourth Quarter                                    5/16                             1/4
- -----------------------------------------------------------------------------------------------------
1996     First                                    5/16                             1/4
         Quarter
- -----------------------------------------------------------------------------------------------------
Second Quarter                                    5/16                             1/4
- -----------------------------------------------------------------------------------------------------

     For purposes of the disclosure of the aggregate market value of the voting stock held by non- affiliates as set forth on page 1 of this Report, the Company has used the average of the bid and ask price of 11/32 as of June 21, 1996.

     No dividends have been paid on common stock since April 1978 and the Company does not anticipate paying dividends with respect to common stock in the foreseeable future.

     In March 1996, the Company determined to make available for purchase by all interested employees, on a pro rata basis, up to a total of 150,000 unregistered shares of the Company's common stock at thirty one cents a share, a price substantially reflective of the then trading price for registered shares. Pursuant thereto, 17 employees purchased a total of 150,000 unregistered shares in the fiscal year to end March 31, 1997.

     As of June 21, 1996 there were 5,375,363 shares of the Company's common stock outstanding and held by 388 holders of record.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.


         RESULTS OF OPERATIONS

     Fiscal year 1996 saw nearly a 10% improvement in sales. Net sales for the fiscal year ended March 31, 1996 were approximately $13.5 million, up from $12.3 million for the fiscal year ended March 31, 1995. The $1.2 million, 9.8% increase in sales for fiscal 1996 versus fiscal 1995 was due in significant part to the Company's improved and restructured marketing efforts with the assistance of a stabilizing (albeit reduced from historic highs) military market and continued strong commercial and industrial markets. Sales to commercial and industrial accounts were up 16% for fiscal 1996 versus 1995. Sales to military accounts increased 3% for the same periods; this increase was aided by several new niche lines added in fiscal year 1995.

     At April 1, 1996, the Company's total backlog of confirmed, unfilled orders was approximately $2.8 million, an increase of 21% over the April 1, 1995 backlog of $2.4 million.

     Despite price pressure in all connector markets, the Company realized a 1.3% increase in gross profit margins (before inventory write-downs of $66,000 in fiscal 1996 and $750,000 in fiscal 1995), to 24.8% in fiscal 1996 from 23.5% in fiscal 1995.

     Coupled with significantly improved sales and margins, in fiscal 1996 the Company was also able to achieve a 1.7% reduction in selling, general and administrative expenses ("SG&A"). Fiscal 1996 SG&A decreased to approximately $2.8 million from approximately $2.9 million for fiscal 1995. This decrease resulted from the Company's ability to leverage existing selling and administrative resources, and from improved cost control measures.
                                       5

     Interest expense increased to $230,702 in fiscal 1996 from $199,809 in fiscal 1995. This was due to increases in both average loan balances and average interest rates for the two periods, the latter increase being offset in part by a restructuring of the Company's principal lending agreement in the latter part of fiscal 1996 which provided a 1.25 percentage point reduction in the Company's effective borrowing rate.

         LIQUIDITY AND CAPITAL RESOURCES

     During the fiscal year ended March 31, 1996, the Company increased its debt level by approximately $218,000, principally as a result of increased borrowings from the Company's lender. This cash was essentially used to finance higher inventory and receivable levels resulting from increased sales. At March 31, 1996, the Company had working capital of $2,010,000 and its stockholders' equity was $2,701,758. The Company believes that its present working capital, cash generated from operations and amounts available under the loan agreement will be sufficient to meet its cash needs during the next year.


ITEM 1. BUSINESS - GENERAL.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Pages F-1 et. seq. of this Form 10-KSB are by this reference incorporated herein.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                 NOT APPLICABLE

                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth for current officers and directors, (i) that person's name, (ii) if applicable the Director Class elected to , (iii) all positions with the Company held by that person, (iv) that person's age, (v) that person's principal occupation for the past five years and (vi) with respect to directors the date on which that person first became a director of the Company. Unless otherwise indicated, each person has held the position shown, or has been associated with the named employer in an executive capacity, for more than five years. The terms of the current directors expire upon the election and qualification of their successors at the Annual Meeting. The terms of officers expire at the pleasure of the Board of Directors.
                                       6

NAME, AGE, CAL. YEAR FIRST
BECAME A DIRECTOR OR OFFICER &
DIRECTOR CLASS IF APPLICABLE.           Principal Occupation for past five years
- --------------------------------------------------------------------------------

Howard Amster                           Private investor and registered
Director                                representative with Everen Securities,
48 - since 1992 -                       Inc., Cleveland, Ohio. Director, Geauga
Class I                                 Savings Bank, a northern Ohio savings
                                        and loan; Trustee, CleveTrust Realty
                                        Investors, a real estate company.

John C. Loring                          Attorney and private investor, Chicago,
Director and Chairman                   Illinois. Director, Fleet Aerospace,
51 - since 1988 -                       Inc., a manufacturer of components for
Class I                                 the aerospace market; Director, Guardian
                                        Bankcorp., Inc., and Director, Geauga
                                        Savings Bank, northern Ohio savings and
                                        loan.

Michael McGuire                         Mr. McGuire joined the Company in 1969.
CEO and President                       Prior to becoming CEO and President he
42 - since 1991                         was the Company's General Manager and
                                        Director of Operations.

Irene S. Marcic                         Prior to joining the Company in 1993,
CFO, Vice President,                    Ms. Marcic, a Certified Public,
Treasurer and Accountant                was employed with KPMG Peat Marwick as a
Secretary                               Senior Accountant.
28 - since 1993

Mark Schindler                          Mr. Schindler is a self-employed
Director                                consultant, private investor, and a
74 - since 1960 -                       partner of Madison Venture Capital
Class II                                Partners, New York, New York. Mr.
                                        Schindler was formerly a director and
                                        officer of Natural Child Care,
                                        Inc./Winners All International, Ltd.,
                                        Light Savers U.S.A., Inc., and Servtex
                                        International Inc./Hymedix, Inc. Mr.
                                        Schindler is also a founder, officer and director of Kushi Macrobiotics, Inc.
                                        Mr. Schindler founded Astrex, Inc.

David S. Zlatin                         Chief Operating Officer of Ramat
Director                                Securities, Ltd., Rabbi and private
44 - since 1993 -                       investor.
Class II

Nancy Shields                           Ms. Shields joined the Company in 1990.
Vice President                          Prior to becoming Vice President she was
39 - since 1995                         the Corporate Product Manager and has
                                        worked in the electronics distribution
                                        industry since 1977.

Kenneth Chaplar                         Mr. Chaplar joined the Company in 1994
Vice President                          as the Director of New Business
58 - since 1995                         Development. Prior to 1994 Mr. Chaplar
                                        was part owner of a manufacturers
                                        representative firm and has worked in
                                        the electronics industry since 1960.

     In addition John Loring is Chairman and Secretary of the Company's wholly owned subsidiary AVest, and David Zlatin is President and Treasurer of AVest. They are also AVest's two directors. The officers and directors of T.F. Cushing are the same as for the Company.
                                       7

     Irene S. Marcic, David S. Zlatin, Nancy Shields and Kenneth Chaplar, who owned no common stock at the time of their respective elections to office, have each belatedly filed one SEC Form 3. The Company is not aware of any other persons who failed to file on a timely basis any reports relating to the Company required by Section 16(a) of the Securities Exchange Act during the fiscal year that ended March 31, 1996.

Item 10. EXECUTIVE COMPENSATION.

     The following table shows information concerning the compensation paid or awarded by the Company and its subsidiaries for services to its Chief Executive Officer during fiscal years ending March 31, 1996, 1995 and 1994. Other then Mr. McGuire there were no executive officers of the Company whose compensation was or exceeded $100,000. The Company (i) has no retirement, pension, profit sharing, stock option, stock appreciation rights or long term incentive plans for the years in question, (ii) has not awarded any bonuses during or for the years in question, except as set forth in the table below, and to one other executive officer, and (iii) has no employment contracts or termination of employment and change of control arrangements for any of the Company's executive officers.

     In the first quarter of fiscal year 1997, the Company awarded 135,000 unregistered lettered shares of the Company's common stock to 19 employees (including Mr. McGuire), none of whom received more than 15,000 shares. To the extent an employee ceases to be employed by the Company prior to March 31, 2000 (other than on account of death) the shares awarded to said employee are forfeit to the Company.



                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                      ANNUAL COMPENSATION
                                                                                      -------------------
NAME AND PRINCIPAL POSITION                     FISCAL YEAR                         SALARY             BONUS
- ---------------------------                     -----------                         ------             -----
Michael McGuire                                     1996                           $150,000         $51,500
 CEO & President                                    1995                           $150,000               -
since November 1991                                 1994                           $153,662         $30,000


     The Board of Directors held three meetings during fiscal year ending March 31, 1996. Each of the directors of the Company attended each of those meetings. There were no active standing committees of the Board of Directors during that fiscal year. During that fiscal year the board of directors meeting fees were $750 for attendance in person and by telephone. Pursuant to this arrangement each of the directors received $2,250. In addition, during the fiscal year ending March 31, 1996 (i) Mr. Loring for services as Chairman of the Board received 200,000 shares of unregistered and restricted Common Stock and $25,000, and (ii) Mr. Amster received 200,000 shares of unregistered and restricted Common Stock. The stock compensation received by Messr. Loring and Amster was subject to the right of the Company to repurchase said shares for one cent per share if the director who received said shares ceases to be a director of the Company prior to January 1, 1997 other than because of his death or disability or the dissolution of the Company. In fiscal 1996, the charge to earnings as a consequence of Messr. Amster and Loring's stock compensation was $12,000. For the fiscal year ended March 31, 1995, Mr. Loring received $40,000 for services as Chairman of the Board.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number and percentage of shares of the Company's Common Stock beneficially owned as of June 21, 1996 by persons who are known by the Company to be the beneficial owners of more than 5% of the Company's outstanding Common Stock as of that date, and the directors of the Company and its chief executive officer, and all officers and directors of the Company as a group. For purposes of this Report, beneficial ownership is defined in accordance with Rule 13d-3 of the Securities and Exchange Commission (the "Commission") to mean generally the power to vote or dispose of shares, regardless of any economic interest therein. The persons listed have sole voting power and sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.


BENEFICIAL HOLDERS OF MORE THAN 5%
- -------------------------------------------------------------------------------------------------------------
NAME AND ADDRESS  OF BENEFICIAL OWNERS                             Shares Held           Percentage 1
- -------------------------------------------------------------------------------------------------------------
Howard Amster 2                                                      1,209,311              22.50%
205 Express Street
Plainview, New York  11803
- -------------------------------------------------------------------------------------------------------------
William Costaras                                                       336,184               6.25%
1300 North Point Tower
1001 Lakeside Avenue
Cleveland, Ohio  44114
- -------------------------------------------------------------------------------------------------------------
FMR, Corp.                                                             565,723               10.52%
82 Devonshire Street
Boston, Massachusetts  02109
- -------------------------------------------------------------------------------------------------------------
Herzog, Heine, Geduld, Inc.                                            590,723               10.99%
26 Broadway
New York, New York 10004
- -------------------------------------------------------------------------------------------------------------
Libra-Wilshire Partners, LP                                            923,586               17.18%
11766 Wilshire Boulevard
Los Angles, California  90025
- -------------------------------------------------------------------------------------------------------------
John C. Loring3                                                        980,263               18.24%
205 Express Street
Plainview, New York  11803
- -------------------------------------------------------------------------------------------------------------


OFFICER AND DIRECTOR HOLDINGS
- -------------------------------------------------------------------------------------------------------------
 NAME AND ADDRESS  OF BENEFICIAL OWNERS                             Shares Held           Percentage 1
- -------------------------------------------------------------------------------------------------------------

Howard Amster 2                                                      1,209,311               22.50%

- -------------------------------------------------------------------------------------------------------------

John C. Lorin 3                                                        980,263               18.24%

- -------------------------------------------------------------------------------------------------------------

Michael McGuire 4                                                      217,975                4.06%

- -------------------------------------------------------------------------------------------------------------

Mark Schindler                                                           1,449                    *
- -------------------------------------------------------------------------------------------------------------
                                       9



- -------------------------------------------------------------------------------------------------------------

David S. Zlatin                                                             --                    --

- -------------------------------------------------------------------------------------------------------------

All Other Officers                                                      87,058                  1.62%
- -------------------------------------------------------------------------------------------------------------

All Officers and Directors as a                                      2,496,056                 46.44%
group (8 persons)

- -------------------------------------------------------------------------------------------------------------

*    Less than 1%.

1    Based on 5,375,363 shares outstanding.

2 Includes 73,886 shares owned by his spouse, the beneficial ownership of which he disclaims.

3 Includes 77,170 shares owned by his spouse's IRA, the beneficial ownership of which he disclaims

4 Includes 90,537 shares owned by his spouse's IRA, the beneficial ownership of which he disclaims.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          See "ITEM 1.   BUSINESS - GENERAL"

                                     PART IV

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements                                            Page No.
       --------------------                                            --------
       Report of KPMG Peat Marwick LLP, Certified Public                  F-1
        Accountants
       Consolidated Balance Sheet as of March 31, 1996                    F-2

       Consolidated Statements of Operations for the years                F-3
        ended March 31, 1996 and 1995
       Consolidated Statements of Shareholders' Equity                    F-4
        for the years ended March 31, 1996 and 1995

       Consolidated Statements of Cash Flows for the                      F-5
        years ended March 31, 1996 and 1995
       Notes to Consolidated Financial Statements                         F-6

(a)(3) Exhibits

       The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

                                                            Previously Filed and
                                                            Incorporated by
                                                            Reference or
                                                            Filed Herewith
Exhibit       Description

3 (a) Certificate of Incorporation of Astrex,               Filed as Exhibit
Inc. (a Delaware corporation)                               3 (a) to the
                                                            Form 10-K of the
                                                            Company for
                                                            year ended March
                                                            31, 1993

3 (b) By-Laws of Astrex, Inc., as amended                       Filed as Exhibit
                                                                    3 (b) to the
                                                                Form 10-K of the
                                                                     Company for
                                                                year ended March
                                                                        31, 1992


4 (a) Astrex, Inc. Certificate of Designations,                 Filed as Exhibit
Preferences and Rights of Preferred                                 4 (a) to the
Stock - Two and a Half Cent                                       Form 10-KSB of
Non-Cumulative Series B Preferred Stock                          the Company for
                                                                year ended March
                                                                        31, 1994

10 (a) Amendment between Astrex, Inc. and                       Filed as Exhibit
Congress Financial Corporation dated                               10 (b) to the
March 31, 1992                                                  Form 10-K of the
                                                                     Company for
                                                                year ended March
                                                                        31, 1992

10 Second Amendment between Astrex, Inc. and                    Filed as Exhibit
(b) Congress Financial Corporation dated                           10 (c) to the
June 30, 1994                                                     Form 10-KSB of
                                                                 the Company for
                                                                year ended March
                                                                        31, 1994


10 (c) Pledge and Security Agreement between                    Filed as Exhibit
Astrex, Inc. and Congress Financial                                10 (d) to the
Corporation dated June 30, 1994                                   Form 10-KSB of
                                                                 the Company for
                                                                year ended March
                                                                        31, 1994

10 (d) Second Amendment to Mortgage between                     Filed as Exhibit
Astrex, Inc. and Congress Financial                                10 (e) to the
Corporation dated June 30, 1994                                   Form 10-KSB of
                                                                 the Company for
                                                                year ended March
                                                                        31, 1994

10 (e) Mortgage, Security Agreement, Financing                  Filed as Exhibit
Statement and Assignment of Leases and                             10 (f) to the
Rents between AVest, Inc. and Congress                            Form 10-KSB of
Financial Corporation dated June 30, 1994                        the Company for
                                                                year ended March
                                                                        31, 1994

10 (f) Limited Recourse Guarantee between AVest,                Filed as Exhibit
Inc. and Congress Financial Corporation                            10 (g) to the
dated June 30, 1994                                               Form 10-KSB of
                                                                 the Company for
                                                                year ended March
                                                                        31, 1994

10 (g) Landlord/Mortgagee Waiver between AVest,                 Filed as Exhibit
Inc. and Congress Financial Corporation                            10 (h) to the
dated June 30, 1994                                               Form 10-KSB of
                                                                 the Company for
                                                                year ended March
                                                                        31, 1994

10 (h) Subordination Agreement between AVest,                   Filed as Exhibit
Inc. and Congress Financial Corporation                            10 (i) to the
dated June 30, 1994                                               Form 10-KSB of
                                                                 the Company for
                                                                year ended March
                                                                        31, 1994

(b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

                          Independent Auditors' Report

The Board of Directors and Shareholders
Astrex, Inc.:

We have audited the accompanying consolidated balance sheet of Astrex, Inc. and subsidiaries as of March 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astrex, Inc. and subsidiaries as of March 31, 1996 and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 1996 in conformity with generally accepted accounting principles.

                                                      /s/  KPMG PEAT MARWICK LLP
                                                           KPMG PEAT MARWICK LLP

Jericho, New York
May 24, 1996



                          ASTREX, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                 March 31, 1996

                                     Assets

Current assets:

Cash                                                                $     2,076
Accounts receivable (net of allowance for doubtful
accounts of $87,000)                                                  1,764,451
Inventory                                                             3,934,074
Prepaid expenses and other current assets                                21,242
                                                                         ------
Total current assets                                                  5,721,843

Fixed assets, net                                                       691,871
                                                                        -------
                                                                    $ 6,413,714
                                                                    ===========

Liabilities and Shareholders' Equity

Current liabilities:

Loans payable                                                         1,782,064
Accounts payable                                                      1,649,569
Accrued liabilities                                                     280,323
                                                                     -----------

Total current liabilities                                             3,711,956
                                                                      ---------

Commitments

Shareholders' equity:

Preferred stock, Series A - par value
$5 per share; authorized,
200,000 shares; issued, none                                               --

Preferred stock, Series B - par
value $.01 per share; authorized,
7,500,000 shares; issued, none                                             --

Common stock - par value $.01 per share;
authorized, 15,000,000 shares;
5,090,363 issued and outstanding                                         50,904
Additional paid-in capital                                            3,547,931
Accumulated deficit                                                    (897,077)
                                                                     -----------

Total shareholders' equity                                            2,701,758
                                                                      ---------

                                                               $      6,413,714
                                                               ================

                                      F-2

See accompanying notes to consolidated financial statements.



                          ASTREX, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                       Years ended March 31, 1996 and 1995

                                                                      1996           1995
                                                              ------------    -----------

Net sales                                                     $                13,518,149
                                                                               12,308,531
Cost of sales                                                   10,233,692     10,171,206
                                                              ------------    -----------

Gross profit                                                     3,284,457      2,137,325

Selling, general and administrative expenses                     2,833,240      2,881,111

Income (loss) from operations                                      451,217       (743,786)

Interest expense                                                  (230,702)      (199,809)
Other income, net                                                      254          4,949
Expenses related to proposed rights offering                          --          (74,593)

Income (loss) before provision
for income taxes                                                   220,769     (1,013,239)

Provision for income taxes                                          17,895          9,978
                                                              ------------    -----------

Net income (loss)                                             $    202,874     (1,023,217)


Net income (loss) per share                                   $        .04           (.22)

Weighted average number of shares outstanding                    4,957,030      4,690,363



                                      F-3


See accompanying notes to consolidated financial statements.


                          ASTREX, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                       Years ended March 31, 1996 and 1995

                                                     Common stock            Additional
                                               par value $.01 per share        paid-in          Accumulated
                                              Shares            Amount         capital            deficit            Total
                                              ------            ------         -------            -------            -----

Balance, March 31, 1994                       4,690,363     $     46,904       3,539,931            (76,734)         3,510,101

Net loss                                              -                -               -         (1,023,217)        (1,023,217)
                                           ------------        ---------    ------------      -------------     --------------

Balance, March 31, 1995                       4,690,363           46,904       3,539,931         (1,099,951)         2,486,884

Shares granted to directors                     400,000            4,000           8,000                  -             12,000

Net income                                            -                -               -            202,874            202,874
                                           ------------        ---------    ------------      -------------     --------------

Balance, March 31, 1996                       5,090,363     $     50,904       3,547,931           (897,077)         2,701,758
                                           ============        =========    ============      =============     ==============



                                      F-4


See accompanying notes to consolidated financial statements.


                          ASTREX, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                       Years ended March 31, 1996 and 1995

                                                                              1996       1995
                                                                              ----       ----
Cash flows from operating activities:


Net income (loss)                                                          $ 202,874    (1,023,217)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:

Depreciation and amortization                                                 57,251        48,920
Stock compensation                                                            12,000          --

Changes in assets and liabilities:

(Increase) decrease in accounts receivable, net                             (330,127)       88,491
(Increase) decrease in inventory                                            (149,055)      910,183
Decrease in prepaid expenses and other current assets                         62,848        19,154

Increase (decrease) in accounts payable                                       30,552      (126,424)
Decrease in accrued liabilities                                              (74,161)      (73,721)
                                                                             -------       -------

Net cash used in operating activities                                       (187,818)     (156,614)
                                                                            --------      --------

Cash flows from investing activities:

Capital expenditures                                                         (31,018)      (29,292)
                                                                             -------       -------

Net cash used in investing activities                                        (31,018)      (29,292)
                                                                             -------       -------

Cash flows from financing activities:

Net proceeds (repayments) of short-term funding                              217,675      (413,984)
Payments of notes receivable                                                    --         600,243
                                                                                           -------

Net cash provided by financing activities                                    217,675       186,259
                                                                             -------       -------

Net (decrease) increase in cash                                               (1,161)          353

Cash, beginning of year                                                        3,237         2,884
                                                                               -----         -----

Cash, end of year                                                          $   2,076         3,237
                                                                           =========         =====

Supplemental disclosures of cash flow information

Cash paid during the year for:

Interest                                                                   $ 230,702       199,809
                                                                           =========       =======

Income taxes                                                               $  27,933         7,084
                                                                           =========         =====


                                      F-5

     See accompanying notes to consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995

(1)  Organization of Business

     Astrex, Inc. and subsidiaries (the Company) sell and distribute ------ electronic parts and components. Approximately 80% of the Company's sales consist of connectors that connect a wire or group of wires to another wire or group of wires. The other products sold by the Company, which comprise the remaining 20% of sales, are devices that control or regulate the flow of electricity to or within components. The Company's largest markets include the defense, aerospace, industrial and computer industries, which sales are worldwide with a concentration in the Northeast and Mid- Atlantic states.

     In the fiscal year ended March 31, 1992, the Company was restructured pursuant to its Second Amended Joint Plan of Reorganization (POR) under the United States Bankruptcy Code (Chapter 11). The POR became effective on March 31, 1992, and the Company adopted Fresh Start reporting as of that date.

(2)  Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated  financial  statements include the accounts of the Company
and  its  subsidiaries,   all  of  which  are   wholly-owned.   All  significant
intercompany accounts and transactions have been eliminated.

     Fair Value of Financial Instruments

     The carrying value of all financial instruments approximate fair value.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts are not expected to differ materially from those estimates.

     Inventory

     Inventory, consisting principally of finished goods, is stated at the lower of cost (first-in, first-out) or market.

      Depreciation and Amortization

     Depreciation of fixed assets is computed by the straight-line method at rates adequate to allocate the cost over their expected useful lives.

                                                                     (Continued)
                                      F-6

                          ASTREX, INC. AND SUBSIDIARIES

      Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Net Income (Loss) Per Share

     Net income (loss) per share is based on net income (loss) for each year divided by the weighted average number of shares outstanding during each year.

(3)  Inventory Reserves

     During the fourth quarter of fiscal 1995, the Company increased its reserve for excess and obsolete inventory by $750,000 to reflect the sharp reduction in orders for military specification connectors as compared to historic levels and the anticipated future level of such sales. During the fiscal year ended March 31, 1996 the Company added $66,000 to the inventory reserve for additional older inventory.

(4)  Fixed Assets

     Fixed assets consist of the following:

                                                                                           Estimated
                                                                                          useful life

                         Land                                            $     128,836         -
                         Building and improvements                             553,540      30 years
                         Equipment, furniture and fixtures                     194,549       5 years
                                                                              --------
                                                                               876,925

                         Less accumulated depreciation                         185,054
                                                                               -------

                                                                         $     691,871
                                                                         =============

(5)  Loans Payable

     The Company has a loan agreement with a lender, which expires on July 31, 1997. The loan agreement provides for a $2,500,000 line of credit with interest payable monthly at 2.25% above the prime rate (prime rate at March 31, 1996 was 8.25% per annum). The line is limited to a maximum of 85% of eligible accounts receivable and 16% of gross inventory. The loan is payable on demand and is collateralized by substantially all of the Company's assets. The amount outstanding under this loan is $1,782,064 at March 31, 1996. At March 31, 1995, the line had an interest rate of 3.5% above prime (prime rate at March 31, 1995 was 9.0% per annum) and was limited to 80% of eligible accounts receivable and 13.5% of gross inventory.

                                                                     (Continued)

                          ASTREX, INC. AND SUBSIDIARIES

(6)  Expenses Related to Previously Contemplated Rights Offering

     During fiscal 1995, the Company incurred expenses of $74,593 relating to an
unconsummated   private   placement  of  the  Company's  equity  securities  and
previously contemplated rights offering.

(7)  Income Taxes

     The provision for income tax expense for the years ended March 31, 1996 and 1995 consists principally of state and local income taxes. Income tax expense in 1996 and 1995 has been offset by the utilization of net operating loss carryforward available to the Company.

     Total income tax expense for fiscal 1996 and 1995 differed from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                                  1996           1995
                                                                                  ----           ----

                  Computed "expected" tax expense                           $       75,000        (344,000)
                  State income taxes                                                17,895           9,978
                  Change in beginning of the year balance of the
                      valuation allowance for deferred tax assets
                      allocated to income tax expense                              (75,000)        344,000
                                                                                ----------     -----------

                                                                            $       17,895           9,978
                                                                            ==============           =====


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1996 and 1995 are presented below:


                                                                                    1996           1995
                                                                                    ----           ----

                  Deferred tax assets:

                      Net operating loss carryforward                        $      2,186,000      2,261,000
                      Inventory reserve and cost capitalization                       834,000        827,000

                      Bad debts                                                        35,000         42,000
                                                                                -------------   ------------
                               Total gross deferred tax assets                      3,055,000      3,130,000

                  Less valuation allowance                                          3,001,000      3,076,000
                                                                                -------------   ------------
                                                                                       54,000         54,000
                  Deferred tax liabilities:

                      Depreciation                                                     54,000         54,000
                                                                                -------------   ------------

                                                                             $              -              -
                                                                             ===============


     Primarily due to competitive pricing pressures in the Company's industry and their potential impact on operating results, the Company does not believe that it is more likely than not that it will utilize its deferred tax assets. As a result, the Company established a valuation allowance against its deferred tax assets at March 31, 1996 and 1995. The amount of deferred tax assets and corresponding valuation allowance decreased by $75,000 during the year ending March 31, 1996 due to the utilization of net operating loss carryforwards.

                                                                     (Continued)

                          ASTREX, INC. AND SUBSIDIARIES

     At March 31, 1996, the Company has a net operating loss carryforward available for federal income tax purposes of approximately $6,400,000, expiring by 2010. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended and Section 383 of the Code, utilization of net operating loss carryforwards will be limited in future years due to the change in ownership of the Company (note 1).

(8)  Employee 401(k) Plan

     The Company established an employee 401(k) plan (the Plan) in fiscal 1996. The Plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of twenty-one. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company retains the right to make optional contributions for any plan year. The Company contributed $15,000 to the Plan in fiscal 1996.

(9)  Shareholders' Equity

     On August 1, 1995, the Company granted 400,000 shares of its common stock to two directors. The fair value of the shares granted of $12,000 is included in selling, general and administrative expenses for the year ended March 31, 1996.

(10) Commitments

     (a)  Leases

                                   Years ended March 31,
                                        1997                        $     40,000
                                        1998                              17,400
                                        1999                               7,800
                                        2000                               3,200


     Rent expense (for leased property and equipment) included in selling, general and administrative expenses for the two years ended March 31, 1996 and 1995 was $67,749 and $68,097, respectively.

(b)  Deferred Compensation

     The Company had a deferred compensation plan amounting to $17,000 for certain key employees who remained employed by the Company through January 2, 1996. Costs of approximately $3,000 and $6,000 relating to this plan have been included in selling, general and administrative expenses for the fiscal years ended March 31, 1996 and 1995, respectively.

                                                                     (Continued)

                          ASTREX, INC. AND SUBSIDIARIES

(11) Business and Credit Concentration

     Most of the Company's customers are located in the Northeast and Mid Atlantic states. No single customer accounted for more than ten percent of the Company's sales in 1996 and 1995, and no account receivable from any customer amounted to more than 5 percent of the Company's total stockholders' equity at March 31, 1996.

     The Company markets the products of approximately 20 manufacturers. Its four largest suppliers accounted for approximately 49% of fiscal year ending March 31, 1996 purchases.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ASTREX, INC.
                                  (Registrant)

                             by /s/ Michael McGuire
                             ----------------------
                           Michael McGuire, President
                          and Chief Executive Officer
                         (principal executive officer)

Dated: June 27, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John C. Loring                               /s/ Irene S. Marcic
- ------------------                              --------------------
John C. Loring, Chairman of the                  Irene S. Marcic, CFO and
Board                                            Treasurer
and Director                                     (principal financial
                                                 and accounting officer)

Dated:  June 27, 1996                                     Dated:  June 27, 1996
        -------------                                             -------------


/s/ Howard Amster                              /s/ Mark Schindler
- -----------------                              ------------------
Howard Amster, Director                         Mark Schindler, Director and
                                                Vice President

Dated:  June 27, 1996                                      Dated:  June 27, 1996
        -------------                                             -------------


/s/ David S. Zlatin
David S. Zlatin, Director

Dated:  June 27, 1996
        -------------