Form 10QSB
period 1996-06-30
ASTREX INC
filed 1996-08-14
CIK 8038

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
       EXCHANGE   ACT  OF   1934.

For the quarterly period ended JUNE 30, 1996

                                       OR

[    ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from to____________________

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

                                 (516) 433-1700
                (Issuer's telephone number, including area code)


- --------------------------------------------------------------------------------

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

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of July 30, 1996, common shares outstanding were 5,375,363.

                                  ASTREX, INC.

                                      INDEX



                                                                        Page No.

PART I:

Financial Statements:

    Consolidated Balance Sheets
    June 30, 1996 (unaudited) and March 31, 1996  . . . . . . . . . . . .   1-2

    Consolidated Statements of Income (unaudited)
    Three Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . .   3

    Consolidated Statements of Cash Flows (unaudited)
    Three Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . .   4

    Notes to Consolidated Financial Statements (unaudited).  . . . . . . . .  5

Management's Discussion and Analysis or
     Plan of  Operations  . . . . . . . . . . . . . . . . . . . . . . . . . 6-7



PART II:

Other Information and Signatures . . . . . . . . . . . . . . . . . . . . . .  8


                         PART I - Financial Information

                         ASTREX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                June 30, 1996      March 31, 1996
                                                                 (Unaudited)
                                                                         (000) Omitted
Current Assets:
   Cash                                                             $    2            $    2
   Accounts receivable (net of
     allowance for doubtful accounts of $87
     at June 30, 1996 and at March 31, 1996)                         1,561             1,765

   Merchandise inventories                                           3,529             3,934
   Prepaid expenses and other
     current assets                                                     89                21
                                                                        --                --

     Total Current Assets                                            5,181             5,722


Property, plant and equipment at
   cost (net of accumulated depreciation
   of $200 at June 30, 1996 and
   $185 at March 31, 1996)                                             682              692
   ----          --- ----                                              ---              ---


Total Assets                                                        $5,863           $6,414
                                                                    ======           ======













     See accompanying notes to unaudited consolidated financial statements.


                         ASTREX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                            June 30, 1996   March 31, 1996
                                             (Unaudited)
                                                    (000) Omitted
Current Liabilities:

  Loans payable                              $1,553         $1,782
  Accounts payable                            1,219          1,650
  Accrued liabilities                           267            280
                                                ---            ---

      Total current liabilities               3,039         3,712
                                              -----         -----

Shareholders' Equity:
  Preferred Stock, Series A - issued, none       -              -
  Preferred Stock, Series B - issued, none       -              -
  Common Stock - par value $.01 per share;
  authorized, 15,000,000 shares; issued,
  5,375,363 at June 30, 1996 and
  5,090,363 at March 31, 1996                   54             51
  Additional paid-in capital                 3,604          3,548
  Accumulated Deficit                         (822)          (897)
                                              ----           ----
                                             2,836          2,702
Less:  Deferred Compensation                   (12)            -
                                               ---

    Total shareholders' equity               2,824         2,702
                                             -----         -----

Total liabilities and shareholders' equity  $5,863        $6,414
                                            ======        ======





     See accompanying notes to unaudited consolidated financial statements.

                         ASTREX, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                      THREE MONTHS ENDED
                                          JUNE 30,
                                     1996            1995
                                     ----            ----
                                         (000) Omitted

Net sales                           $3,759         $3,234
Cost of sales                        2,855          2,444

          Gross profit                 904            790

Selling, general and
  administrative expenses              772            657

          Income from operations       132           133


Interest expense                       (49)          (56)

          Income before provision
            for income taxes            83            77

Provision for income taxes              (8)            0

          Net income                   $75           $77



Per share data for the three months ended June 30, 1996 and 1995 are as follows:

Weighted average number of
   common shares outstanding      5,255,857      4,690,363

Net income per share                  $0.01          $0.02






     See accompanying notes to unaudited consolidated financial statements.


                         ASTREX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                FOR THE THREE MONTHS ENDED JUNE 30,
                                                    1996                    1995
                                                              (000) Omitted
Cash Flows (Uses) From Operating Activities:

  Net income                                          $75                   $77

  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                    14                    13
     Stock award compensation expense                  1                    -
  Changes in operating assets and liabilities:
        Decrease in accounts and note receivable     204                     2
        (Increase) decrease in prepaid expenses and
           other current assets                      (68)                   16
        Decrease in merchandise inventories          405                    72
        Decrease in accounts payable                (431)                 (182)
        Decrease in accrued liabilities              (13)                  (64)
                                                     ---                   ---

Net cash provided by (used in) operating activities  187                   (66)
                                                     ---                   ---

Cash flows used in investing activities:

   Purchases of fixed assets                          (5)                  (15)
                                                      --                   ---

Net cash used in investing activities                 (5)                  (15)
                                                      --                   ---

Cash flows from financing activities:

    Proceeds from issuance of common stock            47                     -
   (Repayments of) proceeds from loans payable, net (229)                    80
                                                    ----                     --

Net cash (used in) provided by financing activities (182)                    80
                                                    ----                     --

Net decrease in cash for the three months
      ended June 30                                    0                    (1)

Cash - beginning of period                             2                     3
                                                       -                     -

Cash - end of period                                  $2                    $2
                                                      ==                    ==



     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




UNAUDITED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 30, 1996. The results of operations and cash flows for the three month period ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information in this interim report for the three months ended June 30, 1996 and 1995 presents fairly the Company's financial position consistent with the Company's accounting practices and principles used in interim reports. Accordingly, certain items included in these statements are based upon best estimates, particularly cost of goods sold. For the three month periods ended June 30, 1996 and 1995 these costs have principally been determined by utilizing perpetual inventory records. The calculation of the actual cost of goods sold amount is predicated upon a physical inventory taken only at the end of each fiscal year. These financial statements, which are unaudited (except for the Consolidated Balance Sheet as of March 31, 1996 which is audited), are based on certain estimates and are subject to year end audit adjustments.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

Sales increased by approximately $525,000, or 16.2%, for the three months ended June 30, 1996 from the comparable three month period in 1995. This increase is the result of the Company's improved and restructured marketing efforts as well as (in terms of the past several years) strong military sales.

GROSS PROFIT

The gross profit percentage decreased marginally from 24.4% to 24.0% for the three months ended June 30, 1995 and 1996, respectively. Despite ongoing price pressures, the Company was able to maintain essentially stable margins.


SELLING, GENERAL & ADMINISTRATIVE

Selling, general and administrative expenses increased approximately $115,000, or 17.5%, for the three months ended June 30, 1996 from the comparable previous three month period in 1995. This increase is primarily due to the increase in salaries, commissions and other costs needed to create and support the higher sales volume.


INTEREST EXPENSE

Interest expense decreased approximately $7,000 for the three months ended June 30, 1996, from the previous comparable three month period in 1995. This decrease is due primarily to a reduction in the interest rate from approximately 12.50% to 10.50% for the three months ended June 30, 1995 and 1996, respectively.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company generated $187,000 in cash from its operating activities, and $47,000 in proceeds from the issuance of restricted common stock to employees (pursuant to approval by the Board of Directors). The Company used this cash primarily to paydown the Company's loan. The Company's loan agreement, collateralized by substantially all of the Company's assets, provides for a line of credit based on the amount of the Company's inventory and accounts receivable, but which cannot exceed $2,500,000. The term of the loan presently expires on July 31, 1997 at which time the Company anticipates, but cannot assure, that it will be renewed or replaced. The Company's relations with its secured lender are satisfactory. The Company believes that its current cash position as well as its available credit facility are adequate for the foreseeable future. The amount outstanding under this loan was approximately $1,553,000 at June 30, 1996 and $1,782,000 at March 31, 1996.

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




                                  ASTREX, INC.


Date:  AUGUST 7, 1996                       By: /s/ MICHAEL MCGUIRE
      ---------------                              ------------------
                                                    Michael McGuire
                                                    President
                                                    Chief Executive Officer


                                            By: /s/ IRENE S. MARCIC
                                                    Irene S. Marcic
                                                    Chief Financial Officer,
                                                    Vice President,
                                                    Treasurer and Secretary