Form 10KSB/A
period 1996-03-31
ASTREX INC
filed 1996-09-13
CIK 8038

[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          MAR-31-1996
[PERIOD-END]                               MAR-31-1996
[CASH]                                               2
[SECURITIES]                                         0
[RECEIVABLES]                                     1851
[ALLOWANCES]                                      (87)
[INVENTORY]                                       3934
[CURRENT-ASSETS]                                  5722
[PP&E]                                             877
[DEPRECIATION]                                   (185)
[TOTAL-ASSETS]                                    6414
[CURRENT-LIABILITIES]                             3712
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                            51
[OTHER-SE]                                        2651
[TOTAL-LIABILITY-AND-EQUITY]                      6414
[SALES]                                          13518
[TOTAL-REVENUES]                                 13518
[CGS]                                            10234
[TOTAL-COSTS]                                    10234
[OTHER-EXPENSES]                                  2833
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                 231
[INCOME-PRETAX]                                    221
[INCOME-TAX]                                        18
[INCOME-CONTINUING]                                203
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       203
[EPS-PRIMARY]                                     0.04
[EPS-DILUTED]                                        0