Form 10QSB
period 1996-09-30
ASTREX INC
filed 1996-11-14
CIK 8038

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[  X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   SEPTEMBER 30, 1996
                                 ------------------

                                       OR

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------     ------------------------

                          Commission file number 1-4530

                                  ASTREX, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                       13-1930803
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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [X]   No

                             APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of November 8, 1996, common shares outstanding were 5,375,363.

                                  ASTREX, INC.

                                      INDEX



                                                                        Page No.
PART I:

Financial Statements:

Consolidated Balance Sheets
 September 30, 1996 (unaudited) and March 31, 1996                          1-2

Consolidated Statements of Income (unaudited)
 Six Months and Three Months Ended
  September 30, 1996 and 1995                                                 3

Consolidated Statements of Cash Flows (unaudited)
 Six Months Ended September 30, 1996 and 1995                                 4

Notes to Consolidated Financial Statements (unaudited)                        5

Management's Discussion and Analysis or
 Plan of Operations                                                         6-7


PART II:

Other Information and Signatures                                              8


                         PART I - Financial Information

                          ASTREX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                               September 30, 1996          March 31, 1996
                                                  (Unaudited)
                                                  -----------              --------------
                                                             (000) Omitted
Current Assets:


   Cash                                            $    2                       $    2
   Accounts receivable (net of allowance
     for doubtful accounts of $86 at September
     30, 1996 and $87 at March 31, 1996)            1,639                        1,765

   Merchandise inventories                          3,425                        3,934

   Prepaid expenses and other
     current assets                                    64                           21
                                                       --                           --
     Total Current Assets                           5,130                        5,722


Property, plant and equipment at
   cost (net of accumulated depreciation
   of $215 at September 30, 1996 and
   $185 at March 31, 1996)                            680                         692
   ----          --- ----                             ---                         ---


Total Assets                                       $5,810                      $6,414
                                                   ======                      ======













See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                               September 30, 1996          March 31, 1996
                                                  (Unaudited)
                                                  -----------              --------------
                                                             (000) Omitted
Current Liabilities:

  Loans payable                                     $ 1,408                     $ 1,782
  Accounts payable                                    1,208                       1,650
  Accrued liabilities                                   273                         280
                                                        ---                         ---

      Total current liabilities                       2,889                       3,712
                                                      -----                       -----

Shareholders' Equity:
  Preferred Stock, Series A - issued, none               --                          --
  Preferred Stock, Series B - issued, none               --                          --
  Common Stock - par value $.01 per share;
  authorized, 15,000,000 shares; issued,
  5,375,363 at September 30, 1996 and
  5,090,363 at March 31, 1996                            54                          51
  Additional paid-in capital                          3,604                       3,548
  Accumulated Deficit                                  (726)                       (897)
                                                       ----                        ----
                                                      2,932                       2,702
Less:  Deferred Compensation                            (11)                        --

    Total shareholders' equity                        2,921                       2,702
                                                      -----                       -----

Total liabilities and shareholders' equity          $ 5,810                     $ 6,414
                                                    =======                     =======












See accompanying notes to unaudited consolidated financial statements.


                         ASTREX, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                         SIX MONTHS ENDED                          THREE MONTHS ENDED
                                           SEPTEMBER 30,                             SEPTEMBER 30,
                                     1996                 1995                 1996                   1995
                                     ----                 ----                 ----                   ----
                                           (000) Omitted                              (000) Omitted
Net sales                           $7,494                $6,479               $3,735                $3,245
Cost of sales                        5,676                 4,884                2,821                 2,440
                                     -----                 -----                -----                 -----

   Gross profit                      1,818                 1,595                  914                   805

Selling, general and
  administrative expenses            1,536                 1,327                  764                   670
                                     -----                 -----                  ---                   ---

   Income from operations              282                   268                  150                   135


Interest expense                        94                   117                   45                    61
                                        --                   ---                   --                    --

   Income before provision
    for income taxes                   188                   151                  105                    74

Provision for income taxes              17                     4                    9                     4
                                        --                     -                    -                     -

   Net income                       $  171                $  147               $   96                $   70
                                    ======                ======               ======                ======


Per share data for the six months and three months ended September 30, 1996 and 1995 are as follows:

Weighted average number of
   common shares outstanding      5,314,379            4,823,696            5,375,363              4,957,029
                                  =========            =========            =========              =========

Net income per share                  $0.03                $0.03                $0.02                  $0.01
                                      =====                =====                =====                  =====



See accompanying notes to unaudited consolidated financial statements.


                         ASTREX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                      FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                                  1996                                      1995
                                                  ----                                      ----
                                                                 (000) Omitted
Cash Flows (Uses) From Operating Activities:

  Net income                                                 $ 171                $ 147

  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                              30                   28
     Stock award compensation expense                            2                   12

  Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable             126                   62
        (Increase) decrease in prepaid expenses and
           other current assets                                (43)                  44
        Decrease in merchandise inventories                    509                   15
        Decrease in accounts payable                          (442)                (313)
        Decrease in accrued liabilities                         (7)                 (88)
                                                                --                  ---

Net cash provided by (used in) operating activities            346                 (217)
                                                               ---                 ----

Cash flows used in investing activities:

   Purchases of fixed assets                                   (19)                 (22)
                                                               ---                  ---

Net cash used in investing activities                          (19)                 (22)
                                                               ---                  ---

Cash flows from financing activities:

    Proceeds from issuance of common stock                      47                   --
   (Repayments of) proceeds from loans payable, net           (374)                 238
                                                              ----                  ---
Net cash (used in) provided by financing activities           (327)                 238
                                                              ----                  ---

Net decrease in cash for the six months
      ended September 30                                         0                   (1)

Cash - beginning of period                                       2                    3
                                                                 -                    -

Cash - end of period                                         $   2                $   2
                                                             =====                =====



See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




UNAUDITED FINANCIAL STATEMENTS


In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 30, 1996. The results of operations and cash flows for the six month period ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information in this interim report for the six months ended September 30, 1996 and 1995 presents fairly the Company's financial position consistent with the Company's accounting practices and principles used in interim reports. Accordingly, certain items included in these statements are based upon best estimates, particularly cost of goods sold. For the six month periods ended September 30, 1996 and 1995 these costs have principally been determined by utilizing perpetual inventory records. The calculation of the actual cost of goods sold amount is predicated upon a physical inventory taken only at the end of each fiscal year. These financial statements, which are unaudited (except for the Consolidated Balance Sheet as of March 31, 1996 which is audited), are based on certain estimates and are subject to year end audit adjustments.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

Sales increased by approximately $1,015,000, or 15.7%, for the six months and approximately $490,000, or 15.1%, for the three months ended September 30, 1996, from the comparable six and three month periods in 1995, respectively. This increase is the result of the Company's improved and restructured marketing efforts as well as (in terms of the past several years) strong military sales.


GROSS PROFIT

The gross profit percentages decreased marginally to 24.3% from 24.6% for the six months, and to 24.5% from 24.8% for the three months ended September 30, 1996 and 1995, respectively. Despite ongoing price pressures, the Company was able to maintain essentially stable margins.


SELLING, GENERAL  & ADMINISTRATIVE

Selling, general and administrative expenses increased approximately $209,000, or 15.7%, for the six months and approximately $94,000, or 14.0%, for the three months ended September 30, 1996 from the comparable previous six and three month periods in 1995. This increase is primarily due to the increase in salaries, commissions and other costs needed to generate and support the higher sales volume.


INTEREST EXPENSE

Interest expense decreased approximately $23,000 for the six months, and approximately $16,000 for the three months, ended September 30, 1996, from the previous comparable six and three month periods in 1995. This decrease is due primarily to a lower loan balance and a reduction in the interest rate to approximately 10.4% from approximately 12.4% for the six months and to approximately 10.3% from approximately 12.3% for the three months ended September 30, 1996 and 1995, respectively.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company generated $346,000 in cash from its operating activities, and $47,000 in proceeds from the issuance of restricted common stock to employees (pursuant to approval by the Board of Directors). The Company used this cash primarily to paydown the Company's loan. The Company's loan agreement, collateralized by substantially all of the Company's assets, provides for a line of credit based on the amount of the Company's inventory and accounts receivable, but which cannot exceed $2,500,000. The term of the loan presently expires on July 31, 1997 at which time the Company anticipates, but cannot assure, that it will be renewed or replaced. The Company's relations with its secured lender are satisfactory. The Company believes that its current cash position as well as its available credit facility are adequate for the foreseeable future. The amount outstanding under this loan was approximately $1,408,000 at September 30, 1996 and $1,782,000 at March 31, 1996.

                                PART II - OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders


   At the October 14, 1996 Annual Meeting of the Company for fiscal year ending March 31, 1996, Mr. Michael McGuire was elected as a Class I director for a term of one year, Mr. Mark Schindler and Mr. David S. Zlatin were elected as Class II directors for a term of two years, and Mr. Howard Amster and Mr. John C. Loring were elected as Class III directors for a term of three years. In addition, Sections 2 and 3 of Article II of the Company's By-Laws were amended to read as follows:

   "SECTION 2. NUMBER. THE NUMBER OF DIRECTORS SHALL BE FIVE (5) PROVIDED THAT IN THE EVENT A THEN SERVING DIRECTOR RESIGNS, IS REMOVED, IS NOT RENOMINATED FOR ELECTION OR IS OTHERWISE UNABLE TO SERVE, THE BOARD OF DIRECTORS SHALL NOT BE OBLIGATED TO ELECT OR NOMINATE FOR ELECTION A REPLACEMENT."

   "SECTION 3. TERM OF OFFICE AND QUALIFICATIONS. DIRECTORS NEED NOT BE STOCKHOLDERS. DIRECTORS SHALL BE DIVIDED INTO THREE (3) CLASSES, CLASS I, CLASS II, CLASS III. THE DIRECTORS SHALL BE EVENLY DISTRIBUTED BETWEEN THE THREE CLASSES, BUT TO THE EXTENT THAT IS NOT POSSIBLE THEN CLASS I SHALL CONSIST OF THE ODD NUMBER OF DIRECTORS. ALL THREE CLASSES OF DIRECTORS SHALL BE INITIALLY ELECTED AT THE ANNUAL MEETING HELD IN CALENDAR YEAR 1996 FOR THE FOLLOWING TERMS AND UNTIL THEIR SUCCESSORS ARE ELECTED AND SHALL HAVE QUALIFIED TO SO SERVE:
CLASS I FOR A TERM OF ONE YEAR, CLASS II FOR A TERM OF TWO YEARS, AND CLASS III FOR A TERM OF THREE YEARS. THEREAFTER, THE TERM OF EACH DIRECTOR SHALL BE THREE YEARS AND UNTIL A SUCCESSOR IS ELECTED AND SHALL HAVE QUALIFIED TO SO SERVE. THE BOARD OF DIRECTORS MAY REMOVE A DIRECTOR FOR CAUSE."


   The voting tally at the meeting with respect to the directors and the proposals was as follows:


--------------------------------------------------------------------------------
                       For            Against         ABSTAIN & BROKER NONVOTES
--------------------------------------------------------------------------------
Amster              5,086,442          11,214                     -
Loring              5,086,442          11,214                     -
Schindler           5,086,442          11,214                     -
Zlatin              5,086,442          11,214                     -
McGuire             5,086,442          11,214                     -
Proposal 1          4,200,493          74,414                822,749
--------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K.

(A) Exhibits

                                              Previously Filed and Incorporated
Exhibit  Description                            by reference or Filed Herewith
-------  -----------                            ------------------------------

3 (a)    Certificate of Incorporation of          Filed as Exhibit 3 (a) to the
         Astrex, Inc. (a Delaware corporation)    Form 10-K of the Company for
                                                  year ended March 31, 1993

3 (b)    By-Laws of Astrex, Inc., as amended      Filed herewith


27       Financial Data Schedule                  Filed herewith




(B)     Reports on Form 8-K:
            None



                                   SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            ASTREX, INC.

Date:  November 11, 1996                      By: /s/ Michael McGuire
       ------------------                             ------------------
                                                      Michael McGuire
                                                      President
                                                      Chief Executive Officer



                                            By: /s/ Irene S. Marcic
                                                -------------------
                                                    Irene S. Marcic
                                                    Chief Financial Officer,
                                                    Vice President,
                                                    Treasurer and Secretary