Form 10QSB
period 1996-12-31
ASTREX INC
filed 1997-02-14
CIK 8038

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 1996
                                                           -----------------

                                       OR

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  -------------------

                         Commission file number 1-4530
                                                ------

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


--------------------------------------------------------------------------------
              (Former name,former address and former fiscal year,
                         if changed since last report)

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

Checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of February 10, 1997, common shares outstanding were 5,375,363.

                                  ASTREX, INC.

                                     INDEX



                                                                    PAGE
                                                                     NO.
PART I:

FINANCIAL STATEMENTS:

         CONSOLIDATED BALANCE SHEETS
         DECEMBER 31, 1996 (UNAUDITED) AND MARCH 31, 1996 . . . . . .  1

         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
         NINE MONTHS AND THREE MONTHS ENDED
         DECEMBER  31,  1996 AND 1995 . . . . . . . . . . . . . . . .  2

         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995 . . . . . . . .  3

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) . . .  4

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS . . . . . 5-6


PART II:

OTHER INFORMATION AND SIGNATURES . . . . . . . . . . . . . . . . . . . 7


PART I - FINANCIAL INFORMATION

                          ASTREX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31, 1996                            MARCH 31, 1996
                                                       (UNAUDITED)
                                                    -------------------                         ------------------
                                                                            (000) OMITTED
CURRENT ASSETS:
   CASH                                                      $3                                            $2

   ACCOUNTS RECEIVABLE (NET OF ALLOWANCE
     FOR DOUBTFUL ACCOUNTS OF $86 AT DECEMBER
     31, 1996 AND $87 AT MARCH 31, 1996)                  1,402                                         1,765

   MERCHANDISE INVENTORIES                                3,357                                         3,934

   PREPAID EXPENSES AND OTHER
     CURRENT ASSETS                                          77                                            21
                                                             --                                            --

     TOTAL CURRENT ASSETS                                 4,839                                         5,722

PROPERTY, PLANT AND EQUIPMENT AT COST (NET OF
   ACCUMULATED DEPRECIATION OF $232 AT DECEMBER
   31, 1996 AND $185 AT MARCH 31, 1996)                     689                                           692
                                                            ---                                           ---

TOTAL ASSETS                                             $5,528                                        $6,414
                                                         ======                                        ======

CURRENT LIABILITIES:
   LOANS PAYABLE                                         $1,276                                        $1,782
   ACCOUNTS PAYABLE                                         875                                         1,650
   ACCRUED LIABILITIES                                      419                                           280
                                                            ---                                           ---

      TOTAL CURRENT LIABILITIES                           2,570                                         3,712
                                                          -----                                         -----


SHAREHOLDERS' EQUITY:
  PREFERRED STOCK, SERIES A - ISSUED, NONE                  -                                              -
  PREFERRED STOCK, SERIES B - ISSUED, NONE                  -                                              -
  COMMON  STOCK - PAR VALUE $.01 PER SHARE;
  AUTHORIZED,  15,000,000  SHARES; ISSUED,
  5,375,363 AT DECEMBER 31, 1996 AND
  5,090,363 AT MARCH 31, 1996                                54                                             51
  ADDITIONAL PAID-IN CAPITAL                              3,604                                          3,548
  ACCUMULATED DEFICIT                                      (690)                                          (897)
                                                           ----                                           ----
                                                          2,968                                          2,702
LESS:  DEFERRED COMPENSATION                                (10)                                           -
                                                            ---                                           ---

    TOTAL SHAREHOLDERS' EQUITY                            2,958                                          2,702
                                                          -----                                          -----

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $5,528                                         $6,414
                                                         ======                                         ======

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.



                          ASTREX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                        NINE MONTHS ENDED                           THREE MONTHS ENDED
                                                          DECEMBER 31,                                 DECEMBER 31,
                                                       1996             1995                       1996             1995
                                                    ---------------------------                 ----------------------------
                                                         (000) OMITTED                                 (000) OMITTED

Net sales                                              $10,977            $9,786                   $3,483             $3,308
Cost of sales                                            8,300             7,366                    2,625              2,482
                                                         -----             -----                    -----              -----

          Gross profit                                   2,677             2,420                      858                826

Selling, general and
  administrative expenses                                2,302             2,016                      765                690
                                                         -----             -----                      ---                ---

          Income from operations                           375               404                       93                136


Interest expense                                           137               176                       43                 59
                                                           ---               ---                       --                 --

          Income before provision
            for income taxes                               238               228                       50                 77

Provision for income taxes                                  31                11                       14                  8
                                                            --                --                       --                  -

          Net income                                      $207              $217                      $36                $69
                                                          ====              ====                      ===                ===



Per share data for the nine months and three months ended december 31, 1996 and 1995 are as follows:

Weighted average number of
   common shares outstanding                         5,334,781         4,912,585                5,375,363          5,090,363
                                                     =========         =========                =========          =========

Net income per share                                     $0.04             $0.04                    $0.01              $0.01
                                                         =====             =====                    =====              =====






     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.



                          ASTREX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         FOR THE NINE MONTHS ENDED DECEMBER 31,
                                                               1996                    1995
                                                          --------------------------------------
                                                                      (000) OMITTED

Cash Flows From Operating Activities:
  Net income                                                      $207              $217

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY (USED  IN) OPERATING ACTIVITIES:
     Depreciation and amortization                                  46                42
     Stock award compensation expense                                3                12

  CHANGES IN OPERATING ASSETS AND LIABILITIES:
        Decrease in accounts receivable                            363                11
        (Increase) decrease in prepaid expenses and
           other current assets                                    (56)               46
        Decrease in merchandise inventories                        577                43
        Decrease in accounts payable                              (775)             (341)
        Increase (decrease) in accrued liabilities                 139               (75)
                                                                   ---               ---

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                504               (45)
                                                                   ---               ---

Cash flows used in investing activities:

  Purchases of fixed assets                                        (44)              (24)
                                                                   ---               ---

NET CASH USED IN INVESTING ACTIVITIES                              (44)              (24)
                                                                   ---               ---

Cash flows from financing activities:

    Proceeds from issuance of common stock                          47                 -
   (Repayments of) proceeds from loans payable, net               (506)               68
                                                                  ----                --

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (459)               68
                                                                  ----                --

Net increase (decrease) in cash for the nine months
      ended December 31                                              1                (1)

Cash - beginning of period                                           2                 3

Cash - end of period                                                $3                $2
                                                                    ==                ==



     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





UNAUDITED FINANCIAL STATEMENTS
------------------------------


In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of December 31, 1996. The results of operations and cash flows for the nine month period ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information in this interim report for the three and nine months ended December 31, 1996 and 1995 presents fairly the Company's financial position consistent with the Company's accounting practices and principles used in interim reports. Accordingly, certain items included in these statements are based upon best estimates, particularly cost of goods sold. For the three and nine month periods ended December 31, 1996 and 1995 these costs have principally been determined by utilizing perpetual inventory records. The calculation of the actual cost of goods sold amount is predicated upon a physical inventory taken only at the end of each fiscal year. These financial statements, which are unaudited (except for the Consolidated Balance Sheet as of March 31, 1996 which is audited), are based on certain estimates and are subject to year end audit adjustments.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

Sales increased by approximately $1,191,000, or 12.2%, for the nine months and approximately $175,000, or 5.3%, for the three months ended December 31, 1996, from the comparable nine and three month periods in 1995, respectively. This increase is the result of the Company's improved and restructured marketing efforts as well as stronger military sales.


GROSS PROFIT

The gross profit percentages decreased marginally to 24.4% from 24.7% for the nine months, and to 24.6% from 25.0% for the three months ended December 31, 1996 and 1995, respectively. Despite ongoing price pressures, the Company was able to maintain essentially stable margins.


SELLING, GENERAL  & ADMINISTRATIVE

Selling, general and administrative expenses increased approximately $286,000, or 14.2%, for the nine months and approximately $75,000, or 10.9%, for the three months ended December 31, 1996 from the comparable previous nine and three month periods in 1995. This increase is primarily due to the increase in salaries, commissions and other costs needed to generate and support the higher sales volume.


INTEREST EXPENSE

Interest expense decreased approximately $39,000 for the nine months, and approximately $16,000 for the three months, ended December 31, 1996, from the previous comparable nine and three month periods in 1995. This decrease is due primarily to a lower loan balance and a reduction in the interest rate to approximately 10.4% from approximately 12.4% for the nine months and to approximately 10.3% from approximately 12.3% for the three months ended December 31, 1996 and 1995, respectively.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company generated $504,000 in cash from its operating activities, and $47,000 in proceeds from the issuance of restricted common stock to employees (pursuant to approval by the Board of Directors). The Company used this cash primarily to partially paydown the outstanding loan payable balance. The Company's loan agreement, collateralized by substantially all of the Company's assets, provides for a line of credit based on the amount of the Company's inventory and accounts receivable, but which cannot exceed $2,500,000. The term of the loan presently expires on July 31, 1997 at which time the Company anticipates, but cannot assure, that it will be renewed or replaced. The Company's relations with its secured lender are satisfactory. The Company believes that its current cash position as well as its available credit facility are adequate for the foreseeable future. The amount outstanding under this loan was approximately $1,276,000 at December 31, 1996 and $1,782,000 at March 31, 1996.

The Company entered into a capital lease for a new computer hardware and software system for approximately $160,000. The lease is effective January 1, 1997 and will be repaid over a term of 4 years. The Company has no other plans for major comittments for capital expenditures.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(A)         Exhibits
            --------

                                          Previously Filed and Incorporated
Exhibit  Description                       by reference or Filed Herewith
-------  -----------                       ------------------------------

3 (a)    Certificate of Incorporation      Filed as Exhibit 3 (a) to the Form
         of Astrex, Inc.(a Delaware        10-K of the Company for year ended
         corporation)                      March 31, 1993

3 (b)    By-Laws of Astrex, Inc.,          Filed as Exhibit 3 (b) to the Form
         as amended                        10-QSB of the Company for the quarter
                                           ended September 30, 1996

27       Financial Data Schedule           Filed herewith


(B)      Reports on Form 8-K:
          None


                                   SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ASTREX, INC.

Date:  February 11, 1997         By: s/ Michael McGuire
       -----------------         ----------------------
                                 Michael McGuire
                                 President
                                 Chief Executive Officer

                                 By: s/ Irene S. Marcic
                                 ----------------------
                                 Irene S. Marcic
                                 Chief Financial Officer, Vice President,
                                 Treasurer and Secretary