Form 10KSB
period 1997-03-31
ASTREX INC
filed 1997-07-14
CIK 8038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended MARCH 31, 1997


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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year.  $14,384,930.


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $767,541 AS OF JUNE 30, 1997 (SEE ITEM 5).


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,375,363 SHARES OF COMMON STOCK AS OF JUNE 30, 1997.

                                  ASTREX, INC.

                              CROSS REFERENCE SHEET



ITEM REQUIRED BY FORM 10-KSB               LOCATION OF ITEM


Item 1. - Description of Business          Item 1.   Business

Item 2. - Description of Property          Item 2.   Description of Property

Item 3. - Legal Proceedings                Item 3.   Legal Proceedings

Item 4. - Submission of Matters to a       Item 4.   Submission of Matter to a
          Vote of Securityholders                    vote of Securityholders

Item 5. - Market for Common Equity         Item 5.   Market for Registrants's
          And Related Stockholder                    Common Equity and Related
          Matters                                    Stockholder Matters

Item 6. - Management's Discussion and      Item 6.   Management's Discussion and
          Analysis or Plan of Operation              Analysis of Financial
                                                     Condition and Results of
                                                     Operation

Item 7. - Financial Statements             Item 13.  Exhibits, Financial
                                                     Statements and Reports On
                                                     Form 8-K

Item 8. - Changes In and Disagreements     Item 8.   Changes in and
          With Accountants on Accounting             Disagreements with
          And Financial Disclosure                   Accountants on Accounting
                                                     And Financial Disclosure

Item 9. - Directors, Executive Officers,   Item 9.   Directors and Executive
          Promoters and Control Persons;             Officers of the Company;
          Compliance with Section 16(a)              Compliance with Section
          Of the Exchange Act                        16(a) Of the Exchange Act

Item 10.- Executive Compensation          Item 10.  Executive Compensation

Item 11.- Security Ownership of Certain   Item 11.  Security Ownership of
          Beneficial Owners and                     Certain Beneficial Owners
          Management                                and Management

Item 12.- Certain Relationships and       Item 12.  Certain Relationships and
          Related Transactions                      Related Transactions

Item 13 - Exhibits and Reports on         Item 13.  Exhibits, Financial
          Form 8-K                                  Statements and Reports on
                                                    Form 8-K

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

         The Company (including its wholly owned subsidiaries T.F. Cushing, Inc. and AVest, Inc.) has 53 employees, principally at facilities in Plainview, New York and West Springfield, Massachusetts and carries in inventory over 25,000 different electronic parts from approximately 20 manufacturers, including Amphenol Corporation, Hirose Electric (U.S.A.), Inc., ITT Cannon, ITW Switches, Litton Winchester Electronics, Micro Switch (division of Honeywell, Inc.), Packard Hughes Interconnect, and WPI Salem Division (Wire Pro). While the Company sells a portion of this inventory without any further value enhancements, a significant portion of its sales consists of components assembled to customer specifications. The Company's sales are worldwide with a concentration in the Northeast and Mid-Atlantic States where the Company serves more than 3,200 customers representing a broad range of electronics users from major original equipment manufacturers such as IBM Corporation, Lockheed Martin, Raymond Corporation, and Raytheon Company to engineering firms and research and educational institutions. The Company's largest industry markets include the defense, aerospace, industrial equipment, and computer industries.

         The Company's principal credit facility is a line of credit ("Line") measured by its inventory and receivables and secured by substantially all of the Company's assets including a negative pledge of (i.e. that the Company will not mortgage to any other person) its Plainview office/warehouse facility. On March 31, 1997 the Company owed approximately $1,226,000 on the Line, and as of June 30, 1997 approximately $891,000 was outstanding. On July 9, 1997, the Company changed its secured lender. The terms of the new secured lending arrangement (expiring in July 1999) are substantially the same as the previous arrangement except that (i) the lender is a commercial bank, and (ii) the interest rate is appreciably lower. The Company's relationship with its new and previous secured lenders is and was satisfactory. The change in secured lenders was voluntarily made by the Company in order to obtain a lower interest rate. The Company believes that the new secured lending arrangement will be adequate for the foreseeable future.

         Approximately 84% of the products sold by the Company are connectors. A connector links electronic components together and generally consists of a shell, insert, contacts and adaptive hardware. Each of these four parts has many variations and can be assembled together in almost unlimited combinations. Connectors range in price, depending on design, complexity, use, and availability from $0.25 to $2,500 a connector. The Company has traditionally emphasized the sale of connectors which meet a higher standard of reliability and performance including those meeting United States military specifications. Most of the connectors sold by the Company range in price from $5 to $70 each.

         The Company has the capacity to both assemble and test connectors to customer's specifications, which is a capability that some of its competitors do not have. The assembly capability also enables the Company to inventory fewer finished parts and to deliver a wider variety of finished connectors, substantially enhancing service to its customers. During the fiscal year ending March 31, 1997 approximately 42% of the Company's sales represented assembled connectors, approximately 36% of the Company's sales represented connectors not requiring further assembly by the Company and approximately 6% of the Company's sales represented unassembled connector parts.

         The other products sold by the Company are devices that control or regulate the flow of electricity to or within components, including relays and switches which control current by opening or closing an electric circuit. These products represented approximately 16% of sales.

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

         The Company markets the products of approximately 20 manufacturers. Its four largest suppliers, Amphenol Corporation, ITT Cannon, ITW Switches and Packard Hughes Interconnect accounted for approximately 41% of fiscal year ending March 31, 1997 purchases.

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

         As of March 31, 1997 the Company's net inventory aggregated approximately $3,313,000 of which approximately 85% consisted of connectors. While manufacturers generally do not give distributors, such as the Company, the absolute right to return unsold inventory, it is the policy of many manufacturers to protect or partially protect franchised distributors, such as the Company, against the potential write-down of inventories due to technological change or manufacturer's price reductions. Similarly, a manufacturer who elects to terminate a franchise may be required to purchase from the distributor a substantial, if not the total, amount of its product carried in inventory. No assurance can be given however, that these industry practices will continue.

         The Company serves more than 3,200 customers representing a broad spectrum of electronic users ranging from major original equipment manufacturers to engineering firms and research and educational institutions. Such customers include manufacturers in the aerospace, industrial, defense and computer industries, such as IBM Corporation, Lockheed Martin, Raymond Corporation and Raytheon Company. No single customer accounted for more the 10% of sales.

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

     For the fiscal year ended March 31, 1997, 75% of the Company's sales were in the Northeast and Middle Atlantic States, 22% of sales were to other parts of the country and 3% of sales were for export.

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


                                     BACKLOG

     At April 1, 1997, the Company's total backlog of confirmed, unfilled orders was approximately $3,176,000, an increase of 11% over the April 1, 1996 backlog of $2,859,000. The Company expects almost all of the backlog to be shipped before the end of fiscal 1998. The backlog at year-end is not necessarily indicative of sales for any specific subsequent period.


                       COMPLIANCE WITH ENVIRONMENTAL LAWS

     In the fiscal years ending March 31, 1997 and 1996 the Company expended less than one thousand dollars in order to comply with environmental laws with respect to the Plainview building. The Company has had no other expenditures with respect to such laws in that time period.


                                    EMPLOYEES

     As of March 31, 1997 the Company had 53 employees. The Company has senior operating personnel at both its Plainview, New York and West Springfield, Massachusetts facilities, some of whom have been with the Company or a subsidiary for more than 15 years. Management believes that its relations with its employees are satisfactory.

Item 2.  PROPERTIES.

     Through its wholly owned subsidiary, AVest, Inc., the Company owns a 22,000 square foot building at 205 Express Street, Plainview, New York. The Company's principal executive offices occupy approximately 750 square feet of that building with the balance of the building space constituting office, warehouse and assembly facilities for the Company. The property is adequately covered by insurance and there are at present no significant renovation, improvement or development plans with respect to the facility. Prior to July 1997, the 205 Express Street property was mortgaged to secure the Company's principal credit facility. In July 1997, the Company entered into a new credit facility with a new lender, and in conjunction therewith, the 205 Express Street property was made subject to a negative pledge, i.e. that the property would not be made subject to any mortgage or lien, except under certain circumstances to the lender. The Company's T.F. Cushing, Inc. subsidiary occupies 3,500 square feet in West Springfield, Massachusetts at an annual rent of $19,560 under a lease that expires August 31, 1997. In addition the Company presently maintains sales offices in Endwell, New York (1,500 square feet, $15,000 annual rent, under a lease that expires 12/31/97), Willow Grove, Pennsylvania (1,323 square feet, $18,052 annual rent, month-to-month occupancy under a lease which expired 12/19/92) and Woburn, Massachusetts (1,058 square feet, $17,933 annual rent, under a lease that expires 11/30/99). All of the Company's premises are adequate for the Company's current and foreseeable requirements. The Company has no present plans to significantly renovate or improve any of its leased properties.


Item 3.  LEGAL PROCEEDINGS.

     As of March 31, 1997 and the date hereof there was no litigation believed to be material pending against or on behalf of the Company or its properties.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                      NONE


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The Company's common stock ("Astrex Common Stock") trades on the over-the-counter market under the symbol "ASXI". The following table sets forth the high and low closing bids for Astrex Common Stock. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, are approximate and may not necessarily represent actual transactions.

 -----------------------------------------------------------------------------
           CALENDAR YEAR
            & QUARTER              HIGH CLOSING BID        LOW CLOSING BID
 ----------------------------- ----------------------- -----------------------
 ----------------------------- ----------------------- -----------------------
 1995    Third Quarter                    3/8                    3/32
 ----------------------------- ----------------------- -----------------------
 ----------------------------- ----------------------- -----------------------
             Fourth Quarter              5/16                     1/4
 ----------------------------- ----------------------- -----------------------
 ----------------------------- ----------------------- -----------------------
 1996    First Quarter                   5/16                     1/4
 ----------------------------- ----------------------- -----------------------
 ----------------------------- ----------------------- -----------------------
             Second Quarter              5/16                     1/4
 ----------------------------- ----------------------- -----------------------
 ----------------------------- ----------------------- -----------------------
             Third Quarter                1/4                     1/4
 ----------------------------- ----------------------- -----------------------
 ----------------------------- ----------------------- -----------------------
             Fourth Quarter               1/4                     1/4
 ----------------------------- ----------------------- -----------------------
 ----------------------------- ----------------------- -----------------------
 1997    First Quarter                   9/32                     1/4
 ----------------------------- ----------------------- -----------------------
 ----------------------------- ----------------------- -----------------------
             Second Quarter              9/32                     1/4
 ----------------------------- ----------------------- -----------------------


     For purposes of the disclosure of the aggregate market value of the voting stock held by non-affiliates as set forth on page 1 of this Report, the Company has used the price of 28.65 cents per share, which is the average of the reported closing bid and ask prices on June 30, 1997.

     No dividends have been paid on common stock since April 1978 and the Company does not anticipate paying dividends with respect to common stock in the foreseeable future.

     In March 1996, the Company determined to make available for purchase by all interested employees, on a pro rata basis, up to a total of 150,000 unregistered shares of the Company's common stock at thirty one cents a share, a price substantially reflective of the then trading price for registered shares. Pursuant thereto, 17 employees purchased a total of 150,000 unregistered shares in the fiscal year ended March 31, 1997.

     As of June 30, 1997 there were 5,375,363 shares of the Company's common stock outstanding and held by 374 holders of record.



Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

         RESULTS OF OPERATIONS

     Fiscal year 1997 saw a 51% improvement in net income over fiscal year 1996. The improvement in income was, as detailed below, principally the result of higher sales and lower interest expense.

     Fiscal year 1997 saw a 6.4% improvement in sales. Net sales for the fiscal year ended March 31, 1997 were approximately $14.4 million, up from $13.5 million for the fiscal year ended March 31, 1996. The $867,000, 6.4% increase in sales for fiscal 1997 versus fiscal 1996 was due in significant part to the Company's improved marketing efforts and continued strong commercial and industrial markets. Sales to commercial and industrial accounts were up 9% for fiscal 1997 versus 1996. Sales to military accounts increased 5% for the same periods.

     At April 1, 1997, the Company's total backlog of confirmed, unfilled orders was approximately $3.2 million, an increase of 11% over the April 1, 1996 backlog of $2.9 million.

     Despite price pressure in all connector markets, the Company was able to maintain stable gross profit margins (before inventory write-downs of $66,000 in fiscal 1996). Margins went to 24.82% in fiscal 1997 from 24.78% in fiscal 1996.

     Selling, general and administrative expenses increased approximately $218,000, or 7.7%, for the fiscal year ended March 31, 1997, to $3,051,710 up from $2,833,240 for the fiscal year ended March 31, 1996. This increase is primarily due to the increase in salaries, commissions and other costs needed to generate and support the higher sales volume.

     Interest expense decreased to $181,622 in fiscal 1997 from $230,702 in fiscal 1996. This was due to decreases in both average loan balances and average interest rates for the two periods. The latter decrease was a result of a restructuring of the Company's principal lending agreement in the early part of fiscal 1997, which provided a 0.25 percentage point reduction in the Company's effective borrowing rate.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $547,000 in cash from its operating activities, and $47,000 in proceeds from the issuance of restricted common stock to employees. The Company used this cash primarily to partially paydown the outstanding loan payable balance and for capital expenditures. At March 31, 1997, the Company had working capital of $3,573,000 and its stockholders' equity was $3,062,000. The Company believes that its present working capital, cash generated from operations and amounts available under the new loan agreement will be sufficient to meet its cash needs during the next year. The Company's principal credit facility is a line of credit ("Line") measured by its inventory and receivables and secured by substantially all of the Company's assets including a negative pledge of (i.e. that the Company will not otherwise mortgage to any other person) its Plainview office/warehouse facility. On March 31, 1997 the Company owed approximately $1,226,000 on the Line, and as of June 30, 1997 approximately $891,000 was outstanding. On July 9, 1997, the Company changed its secured lender. The terms of the new secured lending arrangement (expiring in July 1999) are substantially the same as the previous arrangement except that (i) the lender is a commercial bank, and (ii) the interest rate is appreciably lower. The Company's relationship with its new and previous secured lenders is and was satisfactory. The change in secured lenders was voluntarily made by the Company in order to obtain a lower interest rate. The Company believes that the new secured lending arrangement will be adequate for the foreseeable future.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 establishes new standards for computing and presenting earnings per share. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes the effects of dilution, and diluted EPS. Management does not expect that the adoption of Statement 128 in fiscal 1998 will have a significant impact on the Company's earnings per share calculations.

     The Company entered into a capital lease for a new computer hardware and software system for approximately $160,000. The lease is effective January 1, 1997 and will be repaid over a term of 4 years. The Company has no other plans for major comittments for capital expenditures.

     For a discussion of the Company's credit  facilities see
ITEM 1. BUSINESS - GENERAL.


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


NAME, AGE, CAL.
YEAR FIRST BECAME
A DIRECTOR OR OFFICER
& DIRECTOR CLASS
IF APPLICABLE.                      PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
--------------                      ----------------------------------------

Howard Amster                    Private investor and registered  representative
Director                         with Everen Securities, Inc., Cleveland, Ohio.
49 - since 1992 - Class III      Director,  Geauga Savings Bank, a northern Ohio
                                 savings and loan;  Trustee,  CleveTrust Realty
                                 Investors, a real estate company, and formerly a director of American Savings of Florida, a formersouth Florida savings and loan.

John C. Loring                   Attorney and private investor,Chicago,Illinois.
Director and Chairman            Mr. Loring  is a director of Geauga Savings
52 - since 1988 - Class III      Bank, a northern Ohio savings and loan, and was
                                 formerly a director of GalVest, Inc., a Houston oil and gas company, Weatherford International, a Houston well servicing company, American
                                 Savings of Florida, a former south Florida savings and loan, Fleet Aerospace, Inc., a Toronto manufacturer of components for the aerospace market, and Guardian Bankcorp., Inc., a former Los Angeles Bank.

Michael McGuire                  Mr. McGuire joined the Company in 1969.  Prior
Director, CEO and President      to becoming CEO and President he was the
43 - since 1991 - Class I        Company's General Manager and Director of
                                 Operations.

Irene S. Marcic                  Prior to joining the Company in 1993,  Ms.
CFO,  Vice  President,           Marcic,  a Certified  Public Accountant, was
Treasurer Secretary              employed with KPMG Peat and Marwick as a
29 - since 1993                  Senior Accountant.

Mark Schindler                   Mr. Schindler is a self-employed consultant,
Director                         private  investor, and a partner of Madison
75 - since 1960 - Class II       Venture Capital Partners,  New York,  New York.
                                 Mr.Schindler was formerly a director and officer of Natural Child Care, Inc./Winners
                                 All International,  Ltd., Light Savers U.S.A.,
                                 Inc., Servtex International  Inc. and Kushi
                                 Macrobiotics,  Inc. Mr. Schindler  founded
                                 Astrex, Inc.

David S. Zlatin                  Chief  Operating  Officer of Ramat  Securities,
Director                         Ltd.,  Rabbi and private investor.
45 - since 1993 - Class II

Nancy Shields                    Ms. Shields joined the Company in 1990.  Prior
Vice President                   to becoming  Vice President she was the
40 - since 1995                  Corporate Product Manager and has worked in the
                                 electronics distribution industry since 1977.

Kenneth Chaplar                  Mr. Chaplar joined the Company in 1994 as the
Vice President                   Director of New Business Development.  Prior to
59 - since 1995                  1994  Mr.  Chaplar  was part owner of
                                 a manufacturers representative firm and has worked in the electronics industry since 1960.

     In addition John Loring is Chairman and Secretary of the Company's wholly owned subsidiary AVest, and David Zlatin is President and Treasurer of AVest. They are also AVest's two directors. The officers and directors of T.F. Cushing are the same as for the Company.

     The Company is not aware of any persons who failed to file on a timely basis any reports relating to the Company required by Section 16(a) of the Securities Exchange Act during the fiscal year that ended March 31, 1997.

Item 10.  EXECUTIVE COMPENSATION.

     The following table shows information concerning the compensation paid or awarded by the Company and its subsidiaries for services to its Chief Executive Officer during fiscal years ending March 31, 1997, 1996 and 1995. Other then Mr. McGuire there were no executive officers of the Company whose compensation was or exceeded $100,000. The Company (i) has no retirement, pension, profit sharing, stock option, stock appreciation rights or long term incentive plans for the years in question, (ii) has not awarded any bonuses during or for the years in question, except as set forth in the table below, and to one other executive officer, and (iii) has no employment contracts or termination of employment and change of control arrangements for any of the Company's executive officers.

     In the first quarter of fiscal year 1997, the Company awarded 135,000 unregistered lettered shares of the Company's common stock to 19 employees (including Mr. McGuire), none of whom received more than 15,000 shares. To the extent an employee ceases to be employed by the Company prior to March 31, 2000 (other than on account of death) the shares awarded to said employee are forfeited to the Company.


                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                               ANNUAL COMPENSATION
                                                               -------------------
NAME AND PRINCIPAL POSITION         FISCAL YEAR                SALARY        BONUS
---------------------------         -----------                ------        -----
Michael McGuire                       1997                    $161,000     $57,360
CEO & President                       1996                    $150,000     $51,500
since November 1991                   1995                    $150,000        -


     The Board of Directors held four meetings during fiscal year ending March 31, 1997. Each of the directors of the Company attended each of those meetings. Other than the Executive Committee there were no active standing committees of the Board of Directors during that fiscal year. During that fiscal year the board of directors meeting fees for directors who are not full time employees of the Company were $750. Pursuant to this arrangement each of the directors, other than Mr. McGuire, received $3,000. In addition, during the fiscal year ending
March 31, 1997 (i) Mr. Loring for services as Chairman of the Board and the Executive committee received $25,000 and $27,000 respectively, (ii) Mr. Amster for his services on the Executive Committee received $27,000. For the fiscal year ending March 31, 1996 (i) Mr. Loring for services as Chairman of the Board received 200,000 shares of unregistered and restricted Common Stock and $25,000, and (ii) Mr. Amster received 200,000 shares of unregistered and restricted Common Stock. The stock compensation received by Messr. Loring and Amster was subject to the right of the Company to repurchase said shares for one cent per share if the director who received said shares ceases to be a director of the Company prior to January 1, 1997 other than because of his death or disability or the dissolution of the Company. In fiscal 1996, the charge to earnings as a consequence of Messr. Amster and Loring's stock compensation was $12,000.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number and percentage of shares of the Company's Common Stock beneficially owned as of June 30, 1997 by persons who are known by the Company to be the beneficial owners of more than 5% of the Company's outstanding Common Stock as of that date, and the directors of the Company and its chief executive officer, and all officers and directors of the Company as a group. For purposes of this Report, beneficial ownership is defined in accordance with Rule 13d-3 of the Securities and Exchange Commission (the "Commission") to mean generally the power to vote or dispose of shares, regardless of any economic interest therein. The persons listed have sole voting power and sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.



      BENEFICIAL HOLDERS OF MORE THAN 5%
       -------------------------------------------------------- ----------------------- -------------------
        NAME AND ADDRESS  OF  BENEFICIAL OWNERS                            SHARES HELD         PERCENTAGE1
       -------------------------------------------------------- ----------------------- -------------------
       -------------------------------------------------------- ----------------------- -------------------

       Howard Amster2                                                        1,209,311              22.50%
       205 Express Street
       Plainview, New York  11803
       -------------------------------------------------------- ----------------------- -------------------
       -------------------------------------------------------- ----------------------- -------------------

       William Costaras                                                        336,184               6.25%
       22674 Halburton Road
       Beachwood, Ohio 44122
       -------------------------------------------------------- ----------------------- -------------------
       -------------------------------------------------------- ----------------------- -------------------

       FMR, Corp.                                                              565,723              10.52%
       82 Devonshire Street
       Boston, Massachusetts  02109
       -------------------------------------------------------- ----------------------- -------------------
       -------------------------------------------------------- ----------------------- -------------------

       Herzog, Heine, Geduld, Inc.                                             590,723              10.99%
       26 Broadway
       New York, New York 10004
       -------------------------------------------------------- ----------------------- -------------------
       -------------------------------------------------------- ----------------------- -------------------

       Libra-Wilshire Partners, LP                                             923,586              17.18%
       11766 Wilshire Boulevard
       Los Angles, California  90025
       -------------------------------------------------------- ----------------------- -------------------
       -------------------------------------------------------- ----------------------- -------------------

       John C. Loring3                                                         980,263              18.24%
       205 Express Street
       Plainview, New York  11803
       -------------------------------------------------------- ----------------------- -------------------

     OFFICER AND DIRECTOR HOLDINGS
       -------------------------------------------------------- ----------------------- -------------------
         NAME AND ADDRESS  OF  BENEFICIAL OWNERS                           SHARES HELD         PERCENTAGE1
       -------------------------------------------------------- ----------------------- -------------------
       -------------------------------------------------------- ----------------------- -------------------

       Howard Amster2                                                        1,209,311              22.50%
       -------------------------------------------------------- ----------------------- -------------------
       -------------------------------------------------------- ----------------------- -------------------

       John C. Loring3                                                         980,263              18.24%
       -------------------------------------------------------- ----------------------- -------------------
       -------------------------------------------------------- ----------------------- -------------------

       Michael McGuire4                                                        217,975               4.06%
       -------------------------------------------------------- ----------------------- -------------------
       -------------------------------------------------------- ----------------------- -------------------


       Mark Schindler                                                            1,449                   *
       -------------------------------------------------------- ----------------------- -------------------
       -------------------------------------------------------- ----------------------- -------------------

       David S. Zlatin                                                          10,262                   *
       -------------------------------------------------------- ----------------------- -------------------
       -------------------------------------------------------- ----------------------- -------------------

       All Other Officers                                                       87,058               1.62%
       -------------------------------------------------------- ----------------------- -------------------
       -------------------------------------------------------- ----------------------- -------------------

       All Officers and Directors as a group (8 persons)                     2,506,318              46.63%
       -------------------------------------------------------- ----------------------- -------------------

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


(a) (1)     FINANCIAL STATEMENTS                                        PAGE NO.
            --------------------                                        --------

            Report of KPMG Peat Marwick LLP,
            Certified Public Accountants                                   F-1


            Consolidated Balance Sheet as of
            March 31, 1997                                                 F-2


            Consolidated Statements of Operations for the
            years ended March 31, 1997 and 1996                            F-3


            Consolidated Statements of Shareholders' Equity                F-4
            for the years ended March 31, 1997 and 1996


            Consolidated Statements of Cash Flows  for the
            years ended March 31, 1997 and 1996                            F-5


            Notes to Consolidated Financial Statements                     F-6

                                       12
(a)(3)      EXHIBITS
            --------

          The exhibits listed on the accompanying Exhibit Index are filed as part of this report.


                                                         PREVIOUSLY FILED AND
                                                       INCORPORATED BY REFERENCE
EXHIBIT     DESCRIPTION                                    OR FILED HEREWITH
-------     -----------                                    -----------------

3 (a)       Certificate of Incorporation of Astrex,    Filed as Exhibit 3 (a) to
            Inc. (a Delaware corporation)              the Form 10-K of the
                                                       Company for year ended
                                                       March 31, 1993

3 (b)       By-Laws of Astrex, Inc., as amended        Filed as Exhibit 3 (b) to
                                                       the Form 10-QSB of the
                                                       Company for the period
                                                       ended September 30, 1996


4 (a)       Astrex, Inc. Certificate of                Filed as Exhibit 4 (a) to
            Designations, Preferences                  the Form 10-KSB of the
            and Rights of Preferred Stock -            Company  for year ended
            Two and a Half Cent Non-Cumulative         March 31, 1994
            Series B Preferred Stock


10 (a)      Amendment between Astrex,  Inc.            Filed as Exhibit 10 (b to
            and Congress Financial  Corporation        the Form 10-K of the
            dated March 31, 1992                       Company for year ended
                                                       March 31, 1992


10 (b)      Second Amendment between Astrex, Inc.      Filed as Exhibit 10 (c)to
            and Congress Financial  Corporation        the  Form  10-KSB of  the
            dated June 30, 1994                        Company for year ended
                                                       March 31, 1994


10 (c)      Pledge and Security Agreement             Filed as Exhibit 10 (d) to
            between  Astrex,   Inc.  and              the  Form  10-KSB  of  the
            Congress Financial Corporation            Company for year ended
            dated June 30, 1994                       March 31, 1994

10 (d)      Second Amendment to Mortgage              Filed as Exhibit 10 (e) to
            between Astrex,  Inc. and                 the Form 10-KSB of  the
            Congress Financial Corporation            Company for year ended
            dated June 30, 1994                       March 31, 1994


10 (e)      Mortgage,  Security  Agreement,           Filed as Exhibit 10 (f) to
            Financing  Statement  and                 Form 10-KSB of the Company
            Assignment of Leases and Rents            for the year ended
            between AVest, Inc. and Congress          March 31, 1994
            Financial Corporation dated
            June 30, 1994


10 (f)      Limited Recourse  Guarantee               Filed as Exhibit 10 (g) to
            between AVest, Inc. and Congress          the Form  10-KSB  of  the
            Financial Corporation dated               Company for year ended
            June 30, 1994                             March  31, 1994

10 (g)      Landlord/Mortgagee  Waiver  between       Filed as Exhibit 10 (h) to
            AVest,  Inc. and Congress                 the Form 10-KSB of  the
            Financial Corporation dated               Company  for year ended
            June 30, 1994                             March 31, 1994

10 (h)      Subordination Agreement between           Filed as Exhibit 10 (i) to
            AVest, Inc. and Congress                  the Form 10-KSB of  the
            Financial Corporation dated               Company  for year ended
            June 30, 1994                             March 31, 1994

27          Financial Data Schedule                   Filed Herewith



(b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Astrex, Inc.:


We have audited the accompanying consolidated balance sheet of Astrex, Inc. and subsidiaries as of March 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astrex, Inc. and subsidiaries as of March 31, 1997 and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 1997, in conformity with generally accepted accounting principles.



                                                 /s/ KPMG PEAT MARWICK LLP
                                                     KPMG PEAT MARWICK LLP


Jericho, New York
July 9, 1997

                          ASTREX, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                 March 31, 1997



                                     ASSETS

Current assets:
     Cash                                                                                          $          2,000
     Accounts receivable (net of allowance for doubtful
        accounts of $87,000)                                                                              1,584,232
     Inventory                                                                                            3,313,223
     Prepaid expenses and other current assets                                                               67,473
                                                                                                   ----------------

                                 Total current assets                                                     4,966,928

Fixed assets, net                                                                                           840,569
                                                                                                   ----------------

                                                                                                   $      5,807,497
                                                                                                   ================

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                              $        867,840
     Accrued liabilities                                                                                    482,553
     Current portion of capital lease obligation                                                             43,519
                                                                                                   ----------------

                                 Total current liabilities                                                1,393,912
                                                                                                   ----------------

Capital lease obligation                                                                                    125,485
Loans payable, long-term                                                                                  1,226,133
                                                                                                   ----------------

                                 Total liabilities                                                        2,745,530
                                                                                                   ----------------
Commitments

Shareholders' equity:
     Preferred stock, Series A - par value $5 per share; authorized,
        200,000 shares; issued, none                                                                              -
     Preferred stock, Series B - par value $.01 per share; authorized,
        7,500,000 shares; issued, none                                                                            -
     Common stock - par value $.01 per share; authorized, 15,000,000 shares;
        5,375,363 issued and outstanding                                                                     53,754
     Additional paid-in capital                                                                           3,620,876
     Accumulated deficit                                                                                   (590,529)
                                                                                                   ----------------
                                                                                                          3,084,101

                                 Less deferred compensation                                                (22,134)
                                                                                                   ----------------

                                 Total shareholders' equity                                               3,061,967
                                                                                                   ----------------

                                                                                                   $      5,807,497
                                                                                                   ================


See accompanying notes to consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                       Years ended March 31, 1997 and 1996




                                                                              1997             1996
                                                                              ----             ----
     Net sales                                                       $       14,384,930        13,518,149
     Cost of sales                                                           10,813,922        10,233,692
                                                                     ------------------     -------------

                    Gross profit                                              3,571,008         3,284,457

     Selling, general and administrative expenses                             3,051,710         2,833,240
                                                                     ------------------     -------------

                    Income from operations                                      519,298           451,217

     Interest expense                                                          (181,622)         (230,702)
     Other income, net                                                              346               254
                                                                     ------------------     -------------

                    Income before provision
                          for income taxes                                      338,022           220,769

     Provision for income taxes                                                  31,474            17,895
                                                                     ------------------     -------------

                    Net income                                       $          306,548           202,874
                                                                     ==================     =============

                    Net income per share                             $              .06               .04
                                                                     ==================     =============

     Weighted average number of shares outstanding                            5,344,788         4,957,030
                                                                     ==================     =============


     See accompanying notes to consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                       Years ended March 31, 1997 and 1996


                                             Common stock             Additional         Accu-         Deferred
                                       par value $.01 per share         paid-in         mulated         compen-
                                       ------------------------
                                       Shares            Amount         capital         deficit         sation          Total
                                       ------            ------         -------         -------         ------          -----

Balance, March 31, 1995                 4,690,363    $     46,904        3,539,931      (1,099,951)           -        2,486,884

Shares granted to directors               400,000           4,000            8,000               -            -           12,000

Net income                                      -               -                -         202,874            -          202,874
                                     ------------       ---------     ------------   -------------   ----------     ------------

Balance, March 31, 1996                 5,090,363          50,904        3,547,931        (897,077)          -         2,701,758

Shares granted to employees               135,000           1,350           27,945               -      (29,295)               -

Amortization of deferred
     compensation                               -               -                -               -        7,161            7,161

Shares sold to employees                  150,000           1,500           45,000               -            -           46,500

Net income                                      -               -                -         306,548            -          306,548
                                     ------------       ---------     ------------   -------------   ----------     ------------

Balance, March 31, 1997                 5,375,363    $     53,754        3,620,876        (590,529)     (22,134)       3,061,967
                                     ============       =========     ============   =============   ==========     ============


See accompanying notes to consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                       Years ended March 31, 1997 and 1996

                                                                                            1997           1996
                                                                                            ----           ----

Cash flows from operating activities:
     Net income                                                                      $      306,548         202,874
     Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
           Depreciation and amortization                                                     64,364          57,251
           Stock compensation                                                                 7,161          12,000
           Changes in assets and liabilities:
               Decrease (increase) in accounts receivable, net                              180,219        (330,127)
               Decrease (increase) in inventory                                             620,851        (149,055)
               (Increase) decrease in prepaid expenses and other
                   current assets                                                           (46,231)         62,848
               (Decrease) increase in accounts payable                                     (781,729)         30,552
               Increase (decrease) in accrued liabilities                                   196,172         (74,161)
                                                                                      -------------      -----------

                         Net cash provided by (used in)
                               operating activities                                         547,355        (187,818)
                                                                                      -------------      -----------

Cash flows from investing activities:
     Capital expenditures                                                                   (49,452)        (31,018)
                                                                                      -------------      -----------

                         Net cash used in investing activities                              (49,452)        (31,018)
                                                                                       -------------     -----------

Cash flows from financing activities:
     (Repayments) proceeds of short-term funding                                           (555,931)        217,675
     Proceeds from issuance of common stock                                                  46,500               -
     Principal payments under capital lease obligations                                      11,452               -
                                                                                        -----------     -----------

                         Net cash (used in) provided by
                               financing activities                                        (497,979)        217,675
                                                                                      -------------      -----------

Net (decrease) increase in cash                                                                 (76)         (1,161)

Cash, beginning of year                                                                       2,076           3,237
                                                                                      -------------      -----------

Cash, end of year                                                                    $        2,000           2,076
                                                                                     ==============      ===========

Supplemental disclosures of cash flow information

Cash paid during the year for:
     Interest            $                                                                  185,265         230,702
                                                                                     ==============      ===========

     Income taxes                                                                    $       40,188          27,933
                                                                                     ==============      ===========


See accompanying notes to consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1997 and 1996



(1)    DESCRIPTION OF BUSINESS AND RELATED MATTERS

       Astrex, Inc. and subsidiaries (the Company) sell and distribute electronic parts and components. Approximately 84% of the Company's sales consist of connectors that connect a wire or group of wires to another wire or group of wires. The other products sold by the Company, which comprise the remaining 16% of sales, are devices that control or regulate the flow of electricity to or within components. The Company's largest markets include the defense, aerospace, industrial and computer industries, which sales are worldwide with a concentration in the Northeast and Mid-Atlantic states.

       Most of the Company's customers are located in the Northeast and Mid Atlantic states. No single customer accounted for more than ten percent of the Company's sales in 1997 and 1996, and no account receivable from any customer amounted to more than 5 percent of the Company's total stockholders' equity at March 31, 1997.

       The Company markets the products of approximately 20 manufacturers. Its four largest suppliers accounted for approximately 41% of fiscal year ending March 31, 1997 purchases.

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

       REVENUE RECOGNITION

       Sales revenue is recognized upon shipment of products.

       INVENTORY

       Inventory, consisting principally of finished goods, is stated at the lower of cost (first-in, first-out) or market.


                                                                     (Continued)

       LONG-LIVED ASSETS

       The Company implemented the provisions of Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective April 1, 1996. The Company reviews its long-lived assets (property, plant and equipment) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The adoption of Statement No.121 had no impact on the Company's financial position or results of operations.

       Depreciation of fixed assets is computed by the straight-line method at rates adequate to allocate the cost over their expected useful lives. Equipment held under capital leases are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

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

       NET INCOME PER SHARE

       Net income per share is based on net income for each year divided by the weighted average number of shares outstanding during each year.

       In February 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings Per Share". Statement 128 establishes new standards for comparing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes the effect of dilution, and diluted EPS. Management does not expect that the adoption of Statement 128 in fiscal 1998 will have a significant impact on the Company's EPS calculation.

       CASH FLOWS

       The Company considers temporary cash investments with maturities of three months or less at the time of purchase to be cash equivalents. During fiscal 1997, the Company's non-cash financing activities included capital lease obligations of $189,925 incurred when the Company entered into lease agreements for new equipment.



                                                                     (Continued)
                                       21

(3)    FIXED ASSETS

       Fixed assets consist of the following:

                                                                       Estimated
                                                                      useful life
                                                                      -----------

     Land                                        $       128,836           -
     Building and improvements                           562,099       30 years
     Equipment, furniture and fixtures                   399,052     5 to 10 years
                                                 ---------------
                                                       1,089,987

     Less accumulated depreciation                       249,418
                                                 ---------------

                                                 $       840,569
                                                 ===============


(4)    LOANS PAYABLE

       Prior to July 9, 1997 the Company's principal loan agreement provided for a line of credit equal to 85% of its eligible accounts receivable and 25% of its eligible net inventory but not more than $2,500,000 with interest payable monthly at the rate of 2% above the lender's prime rate (that prime rate at March 31, 1997 was 8.25% per annum). That loan agreement was with a non-bank lender specializing in secured lending and was secured by substantially all of the Company's assets including a mortgage on the Company's 205 Express Street property.

       On July 9, 1997 the Company entered into a new secured lending agreement with a commercial bank to refinance its then existing facility described above, and provide for future working capital needs. This new facility, which has a term ending in July 1999, provides for substantially the same terms as the previous facility except that the 205 Express Street property is subject to a negative pledge rather than a mortgage and, at the Company's option, provides for short term fixed rate borrowing for fixed amounts at LIBOR plus 2% or daily borrowing at the bank's prime rate or a mixture of the two. Debt outstanding at March 31, 1997 has been classified according to the repayment terms of the new credit facility which is due in July 1999.

(5)    INCOME TAXES

       The provision for income tax expense for the years ended March 31, 1997 and 1996 consists principally of state and local income taxes. Federal income tax expense in 1997 and 1996 has been offset by the utilization of net operating loss carryforwards available to the Company.







                                                                     (Continued)
                                       22

       Total income tax expense for fiscal 1997 and 1996 differed from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                           1997             1996
                                                                           ----             ----

         Computed "expected" tax expense                             $      115,000        75,000
         State income taxes                                                  31,474        17,895
         Utilization of net operating loss carryforwards                   (115,000)      (75,000)
                                                                     ---------------    ----------

                                                                     $       31,474        17,895
                                                                     ==============     ==========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1997 are presented below:

     Deferred tax assets:
         Net operating loss carryforward                    $     2,074,000
         Inventory reserve and cost capitalization                  833,000
         Bad debts                                                   34,000
                                                            ---------------
                  Total gross deferred tax assets                 2,941,000

     Less valuation allowance                                     2,887,000
                                                            ---------------
                                                                     54,000
     Deferred tax liabilities:
         Depreciation                                                54,000
                                                            ---------------

                                                            $             -
                                                            ==============


       Primarily due to competitive pricing pressures in the Company's industry and their potential impact on operating results, the Company does not believe that it is more likely than not that it will utilize its deferred tax assets. As a result, the Company established a valuation allowance against its deferred tax assets at March 31, 1997. The amount of deferred tax assets and corresponding valuation allowance decreased by $114,000 during the year ending March 31, 1997.

       At March 31, 1997, the Company has a net operating loss carryforward available for federal income tax purposes of approximately $6,100,000, expiring by 2010. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended and Section 383 of the Code, utilization of net operating loss carryforwards will be limited in future years due to a prior year change in ownership of the Company.

(6)    EMPLOYEE 401(K) PLAN

       The Company established an employee 401(k) plan (the Plan) in fiscal 1996. The Plan is a defined contribution plan which is administered by the Company. All regular, full-time
                                                                     (Continued)
                                       23
       employees are eligible for voluntary participation upon completing one year of service and having attained the age of twenty-one. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company retains the right to make optional contributions for any plan year. The Company contributed $23,000 to the Plan for fiscal 1997 and $15,000 for fiscal 1996.

(7)    SHAREHOLDERS' EQUITY

       In April 1996, the Company awarded 135,000 unregistered lettered shares of the CompanyOs common stock to 19 employees, none of whom received more than 15,000 shares. The employees must remain in the employ of the Company until April 2000 to receive the shares. The fair value of the shares granted of $29,295 is being amortized to selling, general and administrative expenses ($7,161 in fiscal 1997) over the four year vesting period.

       Also, in the first quarter of 1997, the Company determined to make available for purchase by all interested employees, up to a total of 150,000 unregistered shares of the Company's common stock at thirty-one cents a share, a price substantially reflective of the then trading price for registered shares. Pursuant thereto, 17 employees purchased a total of 150,000 unregistered shares in the fiscal year ended March 31, 1997.

       On August 1, 1995, the Company granted 400,000 shares of its common stock to two directors. The fair value of the shares granted of $12,000 is included in selling, general and administrative expenses for the year ended March 31, 1996.

(8)    CAPITAL LEASES

       The Company finances the purchase of certain computer and telephone equipment through capital leases. At March 31, 1997, equipment, furniture and fixtures include $169,672 of net assets recorded under capital leases. The Company's minimum future obligations under these capital leases are as follows:

        Fiscal 1998                                      $      57,579
        Fiscal 1999                                             57,579
        Fiscal 2000                                             51,209
        Fiscal 2001                                             32,724
                                                             ---------

        Total minimum lease payments                           199,091

        Less amount representing interest                       30,087

        Present value of net minimum lease
           payments (including current portion
           of $43,519)                                   $     169,004
                                                             =========


                                                                     (Continued)
                                       24

(9)    COMMITMENTS

       The Company leases certain premises and equipment under operating leases. As of March 31, 1997, the Company has noncancellable lease commitments as follows:

            Years ended March 31,:
                1998                        $     46,600
                1999                              26,700
                2000                              15,900


       Rent expense (for leased property and equipment) included in selling, general and administrative expenses for the years ended March 31, 1997 and 1996 was $71,027 and $67,749, respectively.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ASTREX, INC.
                                  (Registrant)

                             by /s/ Michael McGuire
                                    ---------------
                           Michael McGuire, Director,
                      President and Chief Executive Officer
                          (principal executive officer)

Dated:  July 11, 1997
        -------------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John C. Loring                              /s/ Irene S. Marcic
    --------------                                  ---------------
    John C. Loring,                                 Irene S. Marcic,
    Chairman of the Board                           CFO, Vice President,
    and Director                                    Treasurer and Secretary
                                                     (principal financial
                                                     and accounting officer)
Dated:  July 11, 1997
        -------------
                                                Dated:  July 11, 1997
                                                        -------------


/s/ Howard Amster                               /s/ Mark Schindler
    -------------                                   --------------
    Howard Amster, Director                         Mark Schindler, Director

Dated:  July 11, 1997                           Dated:  July 11, 1997
        -------------                                   -------------



/s/ David S. Zlatin
    ---------------
    David S. Zlatin, Director

Dated:  July 11, 1997
        -------------