Form 10QSB
period 1997-06-30
ASTREX INC
filed 1997-08-14
CIK 8038

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended             June 30, 1997
                                -----------------------------------

                                       OR

[  ]   TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------------

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

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of August 7, 1997 common shares outstanding were 5,375,363.

                                  ASTREX, INC.

                                      INDEX

                                                                            Page
                                                                             No.
         PART 1:
         -------
         FINANCIAL STATEMENTS:

         Consolidated Balance Sheets
         June 30, 1997 (unaudited) and March 31, 1997                          1

         Consolidated Statements of Income (unaudited)
         Three months ended June 30, 1997 and 1996                             2

         Consolidated Statements of Cash Flows (unaudited)
         Three months ended June 30, 1997 and 1996                             3

         Notes to Consolidated Financial Statements (unaudited)                4

         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS          5-6


PART II:
--------
OTHER INFORMATION AND SIGNATURES                                               7

                         PART I - FINANCIAL INFORMATION

                          ASTREX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     June 30, 1997      March 31, 1997
                                                      (Unaudited)
                                                   ----------------    ----------------
                                                             (000) Omitted
Current Assets:
         Cash                                                 $2                $2
         Accounts receivable (net of allowance
         for doubtful accounts of $87
         at June 30, 1997
         and at March 31, 1997)                            1,720             1,584
         Merchandise inventories                           2,972             3,313
         Prepaid expenses and other
         current assets                                      124                67
                                                   ----------------    ----------------
         Total current assets                              4,818             4,966

Property, plant and equipment at cost (net of
         accumulated depreciation of
         $277 at June 30,
         1997 and $249 at March 31, 1997)                    823               841
                                                   ----------------    ----------------
TOTAL Assets                                              $5,641            $5,807
                                                   ================    ================
Current Liabilities:
         Accounts payable                                  1,040               868
         Accrued liabilities                                 368               483
         Current portion of
         capital lease obligation                             45                43
                                                   ----------------    ----------------
         Total current liabilities                         1,453             1,394
                                                   ----------------    ----------------
         Capital lease obligation                            114               125
         Loans payable                                       891             1,226
                                                   ----------------    ----------------
                                                           2,458             2,745
Shareholders' Equity:
         Preferred Stock,  Series A - issued, none            --                --
         Preferred Stock, Series B - issued,  none            --                --
         Common  Stock - par value $.01 per
         share;  authorized, 15,000,000 shares;
         issued,  5,375,363 at June 30, 1997
         and at March 31, 1997                                54                54
         Additional  paid-in capital                       3,621             3,621
         Accumulated  deficit                               (472)            (591)
                                                   ----------------    ----------------
                                                           3,203             3,084
         Less: deferred compensation                         (20)              (22)
                                                   ----------------    ----------------
         Total shareholders' equity                        3,183             3,062
                                                   ----------------    ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $5,641            $5,807
                                                   ================    ================

     See accompanying notes to unaudited consolidated financial statements.
                                        1

                          ASTREX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                               THREE MONTHS ENDED
                                    JUNE 30,
                             1997              1996
                         ------------------------------
                                  (000) Omitted
Net sales                  $3,963            $3,759
Cost of sales               3,033             2,855
                           ------            ------
   Gross profit               930               904

Selling, general and
 administrative expenses      766               772
                           ------            ------
   Income from operations     164               132

Interest expense               38                49
                           ------            ------
   Income before provision
   for income taxes           126                83

Provision for income taxes      8                 8
                           ------            ------
   NET INCOME                $118               $75
                           ======            ======

Per share data for the three months ended June 30, 1997 and 1996 are as follows:

Weighted average
 number of
 common shares
 outstanding             5,375,363        5,255,857
                         =========        =========
Net income per share         $0.02            $0.01
                         =========        =========

     See accompanying notes to unaudited consolidated financial statements.
                                        2

                          ASTREX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED JUNE 30,
                                                      1997                           1996
                                                      ------------------------------------
                                                                  (000) Omitted
Cash Flows From Operating Activities:
 Net income                                           $118                            $75
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                         28                             14
  Stock compensation                                     2                              1
 CHANGES IN ASSETS AND LIABILITIES:
  (Increase) decrease in accounts receivable, net     (136)                           204
  Increase in prepaid expenses and other
  current assets                                       (57)                           (68)
  Decrease in inventory                                341                            405
  Increase (decrease) in accounts payable              172                           (431)
  Decrease in accrued liabilities                     (115)                           (13)
                                                    -------                         ------
NET CASH PROVIDED BY OPERATING ACTIVITIES              353                            187
                                                    -------                         ------
Cash flows used in investing activities:

 Capital expenditures                                   (9)                            (5)
                                                    -------                         ------
NET CASH USED IN INVESTING ACTIVITIES                   (9)                            (5)
                                                    -------                         ------
Cash flows from financing activities:

 Proceeds from issuance of common stock                 --                             47
 Principal payments under capital lease obligations     (9)                            --
 Repayments of loans payable, net                     (335)                          (229)
                                                    -------                         ------
NET CASH USED IN FINANCING ACTIVITIES                 (344)                          (182)
                                                    -------                         ------
Net increase in cash for the three months
 ended June 30                                           0                              0

Cash - beginning of period                               2                              2
                                                    -------                         ------
Cash - end of period                                    $2                             $2
                                                    =======                        =======

     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




UNAUDITED FINANCIAL STATEMENTS


In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 30, 1997. The results of operations and cash flows for the three month period ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information in this interim report for the three months ended June 30, 1997 and 1996 presents fairly the Company's financial position consistent with the Company's accounting practices and principles used in interim reports. Accordingly, certain items included in these statements are based upon best estimates, particularly cost of goods sold. For the three month periods ended June 30, 1997 and 1996 these costs have principally been determined by utilizing perpetual inventory records. The calculation of the actual cost of goods sold amount is predicated upon a physical inventory taken only at the end of each fiscal year.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS



RESULTS OF OPERATIONS


     Net income for the three months ended june 30, 1997 was approximately $118,000, an increase of 57% over the same quarter last fiscal year. This increase is principally the result of higher sales and lower expenses.


     Sales increased by approximately $204,000, or 5.4%, for the three months ended June 30, 1997, from the comparable three month period in 1996. This increase is the result of the Company's improved and restructured marketing efforts.


     Gross profit percentages decreased marginally to 23.5% from 24.0% for the three months ended June 30, 1997 from the comparable period in 1996. Despite ongoing price pressures, the Company was able to maintain essentially stable margins.


     Selling, general and administrative expenses decreased approximately $6,000, or 1%, for the three months ended June 30, 1997 from the comparable previous three month period in 1996, in spite of higher sales and commission expense.


     Interest expense decreased approximately $11,000 for three months ended June 30, 1997, from the previous comparable three month period in 1996. This decrease is due primarily to a lower loan balance. The interest rates for the two periods was 10.50%. As of July 9, 1997, the Company entered into a new lending agreement at a substantially lower interest rate.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company generated $353,000 in cash from its operating activities which was used to primarily paydown the outstanding loan payable balance. At June 30, 1997, the Company had working capital of $3,365,000 and its stockholders' equity was $3,183,000. The Company believes that its present working capital, cash generated from operations and amounts available under the new loan agreement will be sufficient to meet its cash needs during the next year. The Company's principal credit facility is a line of credit ("Line") measured by its inventory and receivables and secured by substantially all of the Company's assets including a negative pledge of (i.e. that the Company will not otherwise mortgage to any other person) its Plainview office/warehouse facility. On June 30, 1997 the Company owed approximately $891,000 on the Line. On July 9, 1997, the Company changed its secured lender. The terms of the new secured lending arrangement (expiring in July 1999) are substantially the same as the previous arrangement except that (i) the lender is a commercial bank, and (ii) the interest rate is appreciably lower. The Company's relationship with its new and previous secured lenders is and was satisfactory. The change in secured lenders was voluntarily made by the Company in order to obtain a lower interest rate. The Company believes that the new secured lending arrangement will be adequate for the foreseeable future.


The Company entered into a capital lease for a new computer hardware and software system for approximately $160,000. The lease is effective January 1, 1997 and will be repaid over a term of 4 years. The Company has no other plans for major comittments for capital expenditures.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(A)         Exhibits

                                                       Previously Filed and
                                                          Incorporated
Exhibit     Description                          by reference or Filed Herewith
-------     -----------                          ------------------------------
3 (a)      Certificate of Incorporation          Filed as  Exhibit  3 (a)
           of Astrex, Inc.                       to the Form 10-K
          (a Delaware corporation)               of the  Company  for year
                                                 ended March 31, 1993

3 (b)   By-Laws of Astrex, Inc., as amended     Filed  as  Exhibit  3  (b)
                                                to  the  Form
                                                10-QSB  of the  Company
                                                for the  quarter
                                                ended September 30, 1996

27      Financial Data Schedule                 Filed herewith


(B)  Reports on Form 8-K:
        None


                                   SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ASTREX, INC.

Date:  August 11, 1997                      By: s/ Michael McGuire
      ----------------                          ------------------
                                                   Michael McGuire
                                                   Director, President and
                                                   Chief Executive Officer

                                            By: s/ Irene S. Lyons
                                                -----------------
                                                   Irene S. Lyons
                                                   Chief Financial Officer,
                                                   Vice President,
                                                   Treasurer and Secretary