Form 10QSB
period 1997-09-30
ASTREX INC
filed 1997-11-14
CIK 8038

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended             September 30, 1997
                              --------------------------------------------------

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

-------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of November 3, 1997 common shares outstanding were 5,375,363.

                                 ASTREX, INC."

                                     INDEX


                                                                 Page
                                                                  No.
PART I:

Financial Statements:

 Consolidated Balance Sheets
  September 30, 1997 (unaudited) and March 31, 1997 . . . . . . . .1

 Consolidated Statements of Income (unaudited)
  Six months and three months ended September 30, 1997 and 1996  . 2

 Consolidated Statements of Cash Flows (unaudited)
  Six months ended September 30, 1997 and 1996 . . . . . . . . . . 3

 Notes to Consolidated Financial Statements (unaudited) . . . . . .4

Management's Discussion and Analysis or Plan of Operations . .   5-6


PART II:

Other Information and Signatures . . . . . . . . . . . . . . . . 7-8

                         PART I - Financial Information

                         ASTREX, INC. AND SUBSIDIARIES"
                           CONSOLIDATED BALANCE SHEETS


                                               September 30, 1997         March 31, 1997
                                   (Unaudited)
                                                  -----------            -----------------
                                                              (000) Omitted
Current Assets:
   Cash                                                 $37                             $2

  Accounts receivable (net of allowance
    for doubtful accounts of $86 at
    September 30, 1997"
     and $87 at March 31, 1997)                       1,636                          1,584
  Inventory                                           2,876                          3,313

  Prepaid expenses and other
    current assets                                       93                             67
                                                      -----                          -----

    Total current assets                              4,642                          4,966

Property, plant and equipment at cost (net of
   accumulated depreciation of $302 at September 30,
   1997 and $249 at March 31, 1997)                     805                            841
                                                      -----                          -----

TOTAL ASSETS                                         $5,447                         $5,807
                                                     ======                         ======

Current Liabilities:
   Accounts payable                                     647                            868
   Accrued liabilities                                  350                            483
   Current portion of capital lease obligation           46                             43

      Total current liabilities                       1,043                          1,394

   Capital lease obligation                             102                            125
   Loans payable                                      1,000                          1,226
                                                      -----                          -----
                                                      2,145                          2,745
Shareholders' Equity:
  Preferred Stock, Series A - issued, none               --                             --
  Preferred Stock, Series B - issued, none               --                             --
  Common  Stock - par  value  $.01 per  share;  authorized,  15,000,000  shares;
  issued, 5,375,363 at September 30, 1997 and at
  March 31, 1997                                         54                              54
  Additional paid-in capital                          3,621                           3,621
  Accumulated deficit                                  (355)                            (591)
                                                       -----                          ------
                                                       3,320                           3,084
Less:  deferred compensation                             (18)                            (22)
                                                        -----                         ------

    Total shareholders' equity                         3,302                           3,062
                                                        -----                         ------

Total liabilities and shareholders' equity            $5,447                          $5,807
                                                      ======                          ======

See accompanying notes to unaudited consolidated financial statements.

                         ASTREX, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                           SIX MONTHS ENDED                            THREE MONTHS ENDED
                            SEPTEMBER 30,                                 SEPTEMBER 30,
                        1997              1996                      1997              1996
                  --------------------------------------------------------------------------------
                           (000) Omitted                                (000) Omitted
Net sales             $7,787            $7,494                    $3,824            $3,735
Cost of sales          5,987             5,676                     2,954             2,821
                       -----             -----                     -----             -----

      Gross profit     1,800             1,818                       870               914

Selling, general and
  administrative
  expenses             1,487             1,536                       721               764
                       -----             -----                     -----             -----
      Income from
       operations        313               282                       149               150

Interest expense          65                94                        27                45
                       -----             -----                     -----             -----

      Income before
       provision for
       income taxes      248               188                       122               105

Provision for
  income taxes            11                17                         4                 9
                       -----             -----                     -----             -----

      Net income        $237              $171                      $118               $96
                       =====             =====                     =====             =====


Per share data for the six months and three months ended September 30, 1997 and 1996 are as follows:

Weighted average
  number of
  common shares
  outstanding      5,375,363         5,314,379                 5,375,363         5,375,363
                   =========         =========                 =========         =========

Net income
  per share            $0.04             $0.03                     $0.02             $0.02
                   =========         =========                 =========         =========


See accompanying notes to unaudited consolidated financial statements.

                         ASTREX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                                             1997                   1996
                                                   ----------------------------------------------
                                                                  (000) Omitted
Cash Flows From Operating Activities:

  Net income                                                 $237                   $171

  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
     Depreciation and amortization                             51                     30
     Stock compensation                                         4                      2

  Changes in assets and liabilities:
       (Increase) decrease in accounts receivable, net        (52)                   126
        Increase in prepaid expenses and other
           current assets                                     (26)                   (43)
        Decrease in inventory                                 437                    509
        Decrease in accounts payable                         (221)                  (442)
        Decrease in accrued liabilities                      (131)                    (7)
                                                             ----                   ----

NET CASH PROVIDED BY OPERATING ACTIVITIES                     299                    346
                                                             ----                   ----

Cash flows used in investing activities:

    Capital expenditures                                      (17)                   (19)
                                                             ----                   ----

Net cash used in investing activities                         (17)                   (19)
                                                             ----                   ----

Cash flows from financing activities:

    Proceeds from issuance of common stock                     --                     47
    Principal payments under capital lease obligations        (21)                    --
    Repayments of loans payable, net                         (226)                  (374)
                                                             ----                   ----

NET CASH USED IN FINANCING ACTIVITIES                        (247)                  (327)
                                                             ----                   ----

Net increase in cash for the six months
      ended September 30                                       35                      0

Cash - beginning of period                                      2                      2
                                                             ----                   ----

Cash - end of period                                          $37                     $2
                                                             ====                   ====

See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS
------------------------------

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 30, 1997. The results of operations and cash flows for the six month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information in this interim report for the six months ended September 30, 1997 and 1996 presents fairly the Company's financial position consistent with the Company's accounting practices and principles used in interim reports. Accordingly, certain items included in these statements are based upon best estimates, particularly cost of goods sold. For the six month and three month periods ended September 30, 1997 and 1996 these costs have principally been determined by utilizing perpetual inventory records. The calculation of the actual cost of goods sold amount is predicated upon a physical inventory taken only at the end of each fiscal year.

                          ASTREX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     NET INCOME FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 WAS APPROXIMATELY $237,000, AN INCREASE OF 39% OVER THE SAME PERIOD LAST FISCAL YEAR. THIS INCREASE IS PRINCIPALLY THE RESULT OF HIGHER SALES AND REDUCTIONS IN selling, general and administrative expenses AND INTEREST EXPENSE.

     Sales increased by approximately $293,000, or 3.9%, for the six months and approximately $89,000, or 2.4%, for the three months ended September 30, 1997, from the comparable six and three month periods in 1996, respectively.

     Gross profit percentages decreased to 23.1% from 24.3% for the six months, and to 22.8% from 24.5% for the three months ended September 30, 1997 and 1996, respectively. These decreases are a result of continued price pressures in a somewhat soft overall market.

     Selling, general and administrative expenses decreased approximately $49,000, or 3.2%, for the six months and approximately $43,000, or 5.6%, for the three months ended September 30, 1997 from the comparable previous six and three month periods in 1996, in spite of higher sales and commission expense. These decreases are a result of the Company's ongoing efforts to operate more efficiently.

     Interest expense decreased approximately $29,000, or 30.9% for six months, and approximately $18,000, or 40.0% for the three months ended September 30, 1997, from the previous comparable six and three month periods in 1996. This decrease is due to both a lower loan balance and a substantially reduced interest rate, as a result of the Company entering into a new lending agreement on July 9, 1997.

                          ASTREX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $299,000 in cash from its operating activities which was used to primarily paydown the outstanding loan payable balance. At September 30, 1997, the Company had working capital of $3,599,000 and its stockholders' equity was $3,302,000. The Company believes that its present working capital, cash generated from operations and amounts available under the new loan agreement will be sufficient to meet its cash needs during the next year (the new loan agreement is described in the Company's June 30, 1997 Form 10-QSB). The Company's principal credit facility is a line of credit ("Line") measured by its inventory and receivables and secured by substantially all of the Company's assets including a negative pledge of (i.e. that the Company will not otherwise mortgage to any other person) its Plainview office/warehouse facility. On September 30, 1997 the Company owed $1,000,000 on the Line.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(A)         Exhibits
            ---------
                                              Previously Filed and Incorporated
Exhibit     Description                          by reference or Filed Herewith
-------------------------------------------------------------------------------

3 (a)  Certificate of Incorporation                     Filed herewith
       of Astrex, Inc., as amended
       (a Delaware corporation)


3 (b)  By-Laws of Astrex, Inc., as amended   Filed as Exhibit 3 (b) to the Form
                                             10-QSB of the Company for the
                                             quarter ended September 30, 1996


10(a)  Credit and  Security  Agreement                Filed herewith
       (Revolver)  between  Astrex,
       Inc. and Fleet National Bank
       dated July 9, 1997

10(b)  Appendix A to Credit and Security              Filed herewith
       Agreement (Revolver)
       between Astrex, Inc. and Fleet
       National Bank dated July 9, 1997

10(c)  Pledge Agreement between Astrex,               Filed herewith
       Inc. and Fleet National
       Bank dated July 9, 1997

10(d)  Revolving Credit Promissory Note               Filed herewith
       between Astrex, Inc. and
       Fleet National Bank dated July 9, 1997

10(e)  Guaranty Agreement between                     Filed herewith
       AVest, Inc. and Fleet National
       Bank dated July 9, 1997

10(f)  Guaranty Agreement between                     Filed herewith
       T.F. Cushing, Inc. and Fleet
       National Bank dated July 9, 1997

27     Financial Data Schedule                        Filed herewith

(B)    Reports on Form 8-K:
         None

                                   SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ASTREX, INC.

Date:  November 11, 1997                    By: /s/ Michael McGuire
      ------------------                        -------------------
                                                    Michael McGuire
                                                    Director, President and
                                                    Chief Executive Officer

                                            By: /s/ Irene S. Lyons
                                                ------------------
                                                    Irene S. Lyons
                                                    Chief Financial Officer,
                                                    Vice President,
                                                    Treasurer and Secretary