Form 10QSB
period 1997-12-31
ASTREX INC
filed 1998-02-17
CIK 8038

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended        December 31, 1997
                               --------------------------------

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  -------------------

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of February 9, 1998 common shares outstanding were 4,461,777.

                                 ASTREX, INC.

                                    INDEX

                                                                        Page
                                                                         No.
PART I:
-------
Financial Statements:

   Consolidated Balance Sheets
   December 31, 1997 (unaudited) and March 31, 1997 . . . . . . . . .      1

   Consolidated Statements of Income (unaudited)
   Nine months and three months ended December 31, 1997 and 1996 . . .     2

   Consolidated Statements of Cash Flows (unaudited)
   Nine months ended December 31, 1997 and 1996 . . . . . . . . . . .      3

   Notes to Consolidated Financial Statements (unaudited) . . . . . .      4

Management's Discussion and Analysis or Plan of Operations . . . . . .    5-6

PART II:
-------

Other Information and Signatures . . . . . . . . . . . . . . . . . . .    7-8

                        PART I - Financial Information

                         ASTREX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                         December 31, 1997               March 31, 1997
                                                            (Unaudited)
                                                         ------------------            ------------------
                                                                         (000) Omitted
Current Assets:
   Cash                                                          $2                            $2
   Accounts receivable (net of allowance
     for doubtful accounts of $86 at December 31, 1997
     and $87 at March 31, 1997)                               1,420                         1,584
   Inventory                                                  2,922                         3,313
   Prepaid expenses and other
     current assets                                             100                            67
                                                            -------                       -------
     Total current assets                                     4,444                         4,966
Property, plant and equipment at cost (net of
   accumulated depreciation of $325 at December 31,
   1997 and $249 at March 31, 1997)                             788                           841
Long Term Investments                                            50                             0
                                                            -------                       -------
Total Assets                                                 $5,282                        $5,807
                                                            =======                       =======
Current Liabilities:
   Accounts payable                                             854                           868
   Accrued liabilities                                          313                           483
   Current portion of capital lease obligation                   46                            43
                                                            -------                       -------
      Total current liabilities                               1,213                         1,394
                                                            -------                       -------
   Capital lease obligation                                      90                           125
   Loans payable                                                900                         1,226
                                                            -------                       -------
                                                              2,203                         2,745
Shareholders' Equity:
  Preferred Stock, Series A - issued, none                       --                            --
  Preferred Stock, Series B - issued, none                       --                            --
  Common Stock - par value $.01 per share; authorized,
       15,000,000 shares; issued, 5,375,363 shares;
       and outstanding 4,461,777 shares at
       December 31, 1997
       and 5,375,363 at March 31, 1997                           54                            54
  Additional paid-in capital                                  3,621                         3,621
  Accumulated deficit                                          (315)                         (591)
                                                            -------                       -------
                                                              3,360                         3,084

               Less:  treasury stock, at cost                  (265)
               Less:  deferred compensation                     (16)
                                                            -------                       -------
    Total shareholders' equity                                3,079                         3,062
                                                            -------                       -------
Total liabilities and shareholders' equity                   $5,282                        $5,807
                                                            =======                       =======

    See accompanying notes to unaudited consolidated financial statements.

                        ASTREX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                       NINE MONTHS ENDED                    THREE MONTHS ENDED
                                          DECEMBER 31,                         DECEMBER 31,
                                    ----------------------------       ----------------------------
                                      1997                1996            1997               1996
                                          (000) Omitted                          (000) Omitted

Net sales                             $10,966           $10,977          $3,179            $3,483
Cost of sales                           8,400             8,300           2,413             2,625
                                      -------           -------         -------           -------
          Gross profit                  2,566             2,677             766               858

Selling, general and
  administrative expenses               2,192             2,302             706               765
                                      -------           -------         -------           -------
          Income from operations          374               375              60                93


Interest expense                           86               137              20                43
                                      -------           -------         -------           -------
          Income before provision
            for income taxes              288               238              40                50

Provision for income taxes                 12                31               0                14
                                      -------           -------         -------           -------
          Net income                     $276              $207             $40               $36
                                      =======           =======         =======           =======

Per share data for the nine months and three months ended December 31, 1997 and 1996 are as follows:

Net income per share:

            Basic                  $0.05             $0.04           $0.01             $0.01

           Diluted                 $0.05             $0.04           $0.01             $0.01

Weighted average number of common shares outstanding:

            Basic               5,173,920         5,212,545       5,041,757         5,240,363

           Diluted              5,308,920         5,334,781       5,176,757         5,375,363

    See accompanying notes to unaudited consolidated financial statements.

                         ASTREX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       FOR THE NINE MONTHS ENDED DECEMBER 31,
                                                            1997                 1996
                                                       --------------------------------------
                                                                  (000) Omitted
Cash Flows From Operating Activities:

  Net income                                                 $276                 $207

  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                             76                   46
     Stock compensation                                         5                    3

  Changes in assets and liabilities:
        Decrease in accounts receivable, net                  164                  363
        Increase in prepaid expenses and other
           current assets                                     (32)                 (56)
        Decrease in inventory                                 391                  577
        Increase (decrease) in accounts payable                52                 (775)
        (Decrease) increase in accrued liabilities           (170)                 139
                                                           ------               ------
Net cash provided by operating activities                     762                  504
                                                           ------               ------
Cash flows used in investing activities:

    Capital expenditures                                      (23)                 (44)
    Long Term Investment                                      (50)                  --
                                                           ------               ------
Net cash used in investing activities                         (73)                 (44)
                                                           ------               ------
Cash flows from financing activities:

    Proceeds from issuance of common stock                     --                   47
    Principal payments under capital lease obligations        (32)                  --
    Purchase of Treasury Stock                               (265)                  --
    Repayments of loans payable, net                         (392)                (506)
                                                           ------               ------
Net cash used in financing activities                        (689)                (459)
                                                           ------               ------
Net increase in cash for the nine months
      ended December 31                                        --                    1

Cash - beginning of period                                      2                    2
                                                           ------               ------
Cash - end of period                                           $2                   $3
                                                           ======               ======

    See accompanying notes to unaudited consolidated financial statements.

                         ASTREX, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS
-------------------------------

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of December 31, 1997. The results of operations and cash flows for the nine month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information in this interim report for the nine months ended December 31, 1997 and 1996 presents fairly the Company's financial position consistent with the Company's accounting practices and principles used in interim reports. Accordingly, certain items included in these statements are based upon best estimates, particularly cost of goods sold. For the nine month and three month periods ended December 31, 1997 and 1996 these costs have principally been determined by utilizing perpetual inventory records. The calculation of the actual cost of goods sold amount is predicated upon a physical inventory taken only at the end of each fiscal year.

                         ASTREX, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

         Net income for the nine months ended December 31, 1997 was approximately $276,000, an increase of 33% over the same period last fiscal year. This increase is principally the result of reducing selling, general and administrative expenses and interest expense.

         Sales decreased marginally by approximately $11,000, or 0.1%, for the nine months and approximately $304,000, or 8.7%, for the three months ended December 31, 1997, from the comparable nine and three month periods in 1996, respectively, reflecting the lower booking rates experienced during August 1997 through November 1997. In addition, gross profit percentages decreased to 23.4% from 24.4% for the nine months, and to 24.1% from 24.6% for the three months ended December 31, 1997 and 1996, respectively. These decreases are a result of continued price pressures in a somewhat soft overall market.

         Selling, general and administrative expenses decreased approximately $110,000, or 4.8%, for the nine months and approximately $59,000, or 7.7%, for the three months ended December 31, 1997 from the comparable previous nine and three month periods in 1996. These decreases resulted from the Company's ongoing efforts to operate more efficiently and the completion of the installation of a new computer system, which has allowed for greater productivity.

         Interest expense decreased approximately $51,000, or 37.2% for nine months, and approximately $23,000, or 53.5% for the three months ended December 31, 1997, from the previous comparable nine and three month periods in 1996. This decrease is due to both a lower loan balance and a significantly reduced interest rate, as a result of the Company entering into a new lending agreement on July 9, 1997.

                         ASTREX, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company generated $762,000 in cash from its operating activities which was used to primarily paydown the outstanding loan payable balance and to finance the buy-back of common stock. At December 31, 1997, the Company had working capital of $3,231,000 and its stockholders' equity was $3,079,000. The Company believes that its present working capital, cash generated from operations and amounts available under the new loan agreement will be sufficient to meet its cash needs during the next year (the new loan agreement is described in the Company's June 30, 1997 Form 10-QSB). The Company's principal credit facility is a line of credit ("Line") measured by its inventory and receivables and secured by substantially all of the Company's assets including a negative pledge of (i.e. that the Company will not otherwise mortgage to any other person) its Plainview office/warehouse facility. On December 31, 1997 the Company owed $900,000 on the Line.

Astrex purchased 913,586 shares of its common stock from Libra-Wilshire Partnership, LP at 29 cents per share. The settlement date was December 17, 1997. These shares represented all of the remaining shares in the Company held by that partnership and constituted approximately 17% of the then outstanding shares of the Company. Following the buy-back, the company has 4,461,777 shares outstanding.

                          PART II - OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

         At the December 15, 1997 Annual Meeting of the Company for the fiscal year ending March 31, 1997, Mr. Michael McGuire was elected as a Class I director for a term of three years. The other Astrex directors are, John C. Loring, Howard Amster, David S. Zlatin and Mark Schindler. The voting tally at the meeting was as follows:

--------------------------------------------------------------------------------
                     For             Against           Abstain & Broker Nonvotes
--------------------------------------------------------------------------------
McGuire          4,722,238           8,012                       0
--------------------------------------------------------------------------------

Item 5.  Other Information

With respect to the Company's re-purchase of its common stock see "Liquidity and Capital Resources."


Item 6.    Exhibits and Reports on Form 8-K.

(A)         Exhibits
            ---------

                                                                               Previously Filed and Incorporated
Exhibit     Description                                                         by reference or Filed Herewith
-------     -----------                                                         ------------------------------

3 (a)       Certificate of Incorporation of Astrex, Inc., as amended       Filed as Exhibit 3(a) to the Form 10-QSB
            (a Delaware corporation)                                       of the Company for the quarter ended
                                                                           September 30, 1997

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


                                     ASTREX, INC.

Date:  February 9, 1998              By: /s/ Michael McGuire
       ----------------                  ------------------------------------
                                     Michael McGuire
                                     Director, President and
                                     Chief Executive Officer

                                     By: /s/ Irene S. Lyons
                                         ------------------------------------
                                     Irene S. Lyons
                                     Chief Financial Officer, Vice President,
                                     Treasurer and Secretary