Form 10KSB
period 1998-03-31
ASTREX INC
filed 1998-06-29
CIK 8038

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                      ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998


                          Commission file number 1-4530


                                  ASTREX, INC.

        (Exact name of small business issuer as specified in its charter)

        DELAWARE                                         13-1930803
(State of incorporation)                     (IRS Employer Identification No.)


                  205 Express Street, Plainview, New York 11803
               (Address of principal executive offices) (Zip Code)

                                 516 - 433-1700
                (Issuer's telephone number, including area code)


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


State issuer's revenues for its most recent fiscal year.  $14,263,651.


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $646,694 as of June 15, 1998 (See Item 5).


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,459,277 shares of Common Stock as of June 16, 1998.

                                  ASTREX, INC.

                              CROSS REFERENCE SHEET



Item required by Form 10-KSB                         Location of Item
----------------------------                         ----------------
Item 1. - Description of Business                    Item 1.   Business

Item 2. - Description of Property                    Item 2.   Description of Property

Item 3. - Legal Proceedings                          Item 3.   Legal Proceedings

Item 4. - Submission of Matters to a                 Item 4.   Submission of Matter to a
          Vote of Security Holders                             Vote of Security Holders

Item 5. - Market for Common Equity                   Item 5.   Market for Registrant's Common Equity
           and Related Shareholder                             and Related Shareholder Matters
           Matters

Item 6. - Management's Discussion and                Item 6.   Management's Discussion and Analysis of
          Analysis or Plan of Operation                        Financial Condition and Results of Operation

Item 7. - Financial Statements                       Item 13.  Exhibits, Financial Statements and Reports
                                                               on Form 8-K

Item 8. - Changes In and Disagreements               Item 8.   Changes in and Disagreements with
          With Accountants on Accounting                       Accountants on Accounting
          and Financial Disclosure                             and Financial Disclosure

Item 9. - Directors, Executive Officers,             Item 9.   Directors and Executive Officers
          Promoters and Control Persons,                       of the Company;
          Compliance with Section 16(a)                        Compliance with Section 16(a)
          of the Exchange Act                                  of the Exchange Act

Item 10. - Executive Compensation                    Item 10.  Executive Compensation

Item 11. - Security Ownership of Certain             Item 11.  Security Ownership of Certain Beneficial
           Beneficial Owners and                               Owners and Management
           Management

Item 12. - Certain Relationships and                 Item 12.  Certain Relationships and Related
             Related Transactions                              Transactions

Item 13. - Exhibits and Reports on                   Item 13.  Exhibits, Financial Statements and
            Form 8-K                                           Reports on Form 8-K


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

         The Company (including its wholly owned subsidiaries T.F. Cushing, Inc. and AVest, Inc.) has 52 employees, principally at facilities in Plainview, New York and West Springfield, Massachusetts and carries in inventory over 25,000 different electronic parts from approximately 20 manufacturers, including Amphenol Corporation, Hirose Electric (USA), Inc., ITT Cannon, ITW Switches, Litton Winchester Electronics, Micro Switch (division of Honeywell, Inc.), Packard Hughes Interconnect, and WPI Salem Division (Wire Pro). While the Company sells a portion of this inventory without any further value enhancements, a significant portion of its sales consists of components assembled to customer specifications. The Company's sales are worldwide with a concentration in the Northeast and Mid-Atlantic States where the Company serves more than 3,200 customers representing a broad range of electronics users from major original equipment manufacturers, to engineering firms and research and educational institutions. The Company's largest industry markets include the defense, aerospace, industrial equipment, and computer industries.

         Approximately 82% of the products sold by the Company are connectors. A connector links electronic components together and generally consists of a shell, insert, contacts and adaptive hardware. Each of these four parts has many variations and can be assembled together in almost unlimited combinations. Connectors range in price, depending on design, complexity, use, and availability from $0.25 to $2,500 a connector. The Company has traditionally emphasized the sale of connectors that meet a higher standard of reliability and performance including those meeting United States military specifications. Most of the connectors sold by the Company range in price from $5 to $70 each.

         The Company has the capacity to both assemble and test connectors to customer's specifications, which is a capability that some of its competitors do not have. The assembly capability also enables the Company to inventory fewer finished parts and to deliver a wider variety of finished connectors, substantially enhancing service to its customers. During the fiscal year ending March 31, 1998 approximately 40% of the Company's sales represented assembled connectors, approximately 36% of the Company's sales represented connectors not requiring further assembly by the Company and approximately 6% of the Company's sales represented unassembled connector parts.

         The other products sold by the Company are devices that control or regulate the flow of electricity to or within components, including relays and switches that control current by opening or closing an electric circuit. These products represented approximately 18% of sales.

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

         The Company markets the products of approximately 20 manufacturers. Its four largest suppliers, Amphenol Corporation, ITT Cannon, ITW Switches and Packard Hughes Interconnect accounted for approximately 47% of fiscal year ending March 31, 1998 purchases.

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

         As of March 31, 1998 the Company's net inventory aggregated approximately $3,383,000 of which approximately 83% consisted of connectors. While manufacturers generally do not give distributors, such as the Company, the absolute right to return unsold inventory, it is the policy of many manufacturers to protect or partially protect franchised distributors, such as the Company, against the potential write-down of inventories due to technological change or manufacturer's price reductions. Similarly, a manufacturer who elects to terminate a franchise may be required to purchase from the distributor a substantial, if not the total, amount of its product carried in inventory. No assurance can be given however, that these industry practices will continue.

         The Company serves more than 3,200 customers representing a broad spectrum of electronic users ranging from major original equipment manufacturers to engineering firms and research and educational institutions. Such customers include manufacturers in the aerospace, industrial, defense and computer industries. No single customer accounted for more the 10% of sales.

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

         For the fiscal year ended March 31, 1998, 79% of the Company's sales were in the Northeast and Middle Atlantic States, 18% of sales were to other parts of the country and 3% of sales were for export.

         Sales are generated by the Company's field sales force which covers specific geographic territories and customers; by the Company's inside telephone sales force; by independent sales representatives; and by the use of space advertising in industry publications. Sales are managed and coordinated by regional sales managers and by product managers located in the Company's Plainview, New York or West Springfield, Massachusetts facilities.

                               Recent Developments

         In November 1997 Astrex signed a franchise agreement with Hypertronics Corporation, a manufacturer of specialized, high reliability connectors, using patented "Hypertac" contacts. Astrex is the exclusive distributor of these products East of the Mississippi.

         In June 1998 Astrex signed two additional franchise agreements, one with Sumitomo Electric, Interconnect Products, Inc. and one with Glenair, Inc. Sumitomo manufactures heat shrinkable tubing used in the assembly of cable to connectors. Astrex will be a value-added distributor for Sumitomo using Sumitomo's state of the art marking and cutting equipment to make customized heat shrink tubing. Glenair is the world's largest manufacturer of connector backshells and accessories. Astrex will distibute their full line of products.


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


                                     Backlog

         At April 1, 1998, the Company's total backlog of confirmed, unfilled orders was approximately $3,182,000, a slight increase over the April 1, 1997 backlog of $3,176,000. The Company expects almost the entire backlog to be shipped before the end of fiscal 1999. The backlog at year-end is not necessarily indicative of sales for any specific subsequent period.


                       Compliance with Environmental Laws

         In the fiscal years ending March 31, 1998 and 1997 the Company expended less than ten thousand dollars in order to comply with environmental laws with respect to the Plainview building. The Company has had no other expenditures with respect to such laws in that time period.


                                    Employees

         As of March 31, 1998 the Company had 52 employees. The Company has senior operating personnel at both its Plainview, New York and West Springfield, Massachusetts facilities, some of whom have been with the Company or a subsidiary for more than 15 years. Management believes that its relations with its employees are satisfactory.

Item 2.  Properties.


         Through its wholly owned subsidiary, AVest, Inc., the Company owns a 22,000 square foot building at 205 Express Street, Plainview, New York. The Company's principal executive offices occupy approximately 750 square feet of that building with the balance of the building space constituting office, warehouse and assembly facilities for the Company. The property is adequately covered by insurance and there are at present no significant renovation, improvement or development plans with respect to the facility. The Company's T.F. Cushing, Inc. subsidiary occupies 3,500 square feet in West Springfield, Massachusetts at an annual rent of $20,760 under a lease that expires August 31, 2000. In addition the Company presently maintains sales offices in Endwell, New York (1,500 square feet, $15,000 annual rent, under a lease that expires 12/31/98), Willow Grove, Pennsylvania (1,323 square feet, $19,845 annual rent, month-to-month occupancy under a lease which expired 12/19/92) and Woburn, Massachusetts (1,058 square feet, $18,768 annual rent, under a lease that expires 11/30/99). All of the Company's premises are adequate for the Company's current and foreseeable requirements. The Company has no present plans to significantly renovate or improve any of its leased properties.

         During fiscal year 1997 the Company made a long-term investment in a real estate investment partnership (which owns and leases property) which represents an immaterial amount of the Company's assets. The Company is not presently engaged in other real estate activities but reserves the right to engage in any such activities in the future.



Item 3.  Legal Proceedings.

         As of March 31, 1998 and the date hereof there was no litigation pending against or on behalf of the Company or its properties.



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


                 Calendar Year
                  & Quarter             High Closing Bid      Low Closing Bid
                  ---------             ----------------      ---------------
       1996    Second Quarter                 5/16                  1/4
               Third Quarter                  1/4                   1/4
               Fourth Quarter                 1/4                   1/4
       1997    First Quarter                  9/32                  1/4
               Second Quarter                 9/32                  1/4
               Third Quarter                 11/32                  7/32
               Fourth Quarter                 3/8                   9/32
       1998    First Quarter                  5/16                  5/16


         For purposes of the disclosure of the aggregate market value of the voting stock held by non-affiliates as set forth on page 1 of this Report, the Company has used the price of 37.5 cents per share, which is the average of the reported closing bid and ask prices on June 15, 1998.


         No dividends have been paid on common stock since April 1978 and the Company does not anticipate paying dividends with respect to common stock in the foreseeable future.


         In the fiscal year ended March 31, 1997, 17 employees purchased a total of 150,000 unregistered shares at the price of 31 cents per share directly from the Company.


         As of June 16, 1998 there were 4,459,277 shares of the Company's common stock outstanding and held by 368 holders of record.

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation.

         Results of Operations

         Fiscal year 1998 saw a 5% improvement in net income over fiscal year 1997. The improvement in income was, as detailed below, principally the result of lower interest expense and SG&A expenses.

         Net sales for the fiscal year ended March 31, 1998 were approximately $14.3 million, down from $14.4 million for the fiscal year ended March 31, 1997. The $121,000, 0.8% decrease in sales for fiscal 1998 versus fiscal 1997 was due in significant part to the lower booking rates experienced during August 1997 through November 1997. Sales to commercial and industrial accounts were up 3% for fiscal 1998 versus 1997. Sales to military accounts decreased 5% for the same periods.

         At April 1, 1998, the Company's total backlog of confirmed, unfilled orders was approximately $3,182,000 a slight increase over the April 1, 1997 backlog of $3,176,000.

         Due to price pressure in all connector markets, the Company's gross margins fell to 23.3% in fiscal 1998 from 24.8% in fiscal 1997.

         Selling, general and administrative expenses decreased approximately $163,000, or 5.3%, for the fiscal year ended March 31, 1998, to $2,888,645 down from $3,051,710 for the fiscal year ended March 31, 1997. This decrease was achieved by tighter budget procedures in regards to all expenses.

         Interest expense decreased to $103,225 in fiscal 1998 from $181,622 in fiscal 1997. This was due to decreases in both average loan balances and average interest rates for the two periods. The latter decrease was a result of a restructuring of the Company's principal lending agreement in the early part of fiscal 1997, which provided a reduction in the Company's effective borrowing rate of approximately 2.5%.


         Liquidity and Capital Resources

         The Company generated $415,000 in cash from its operating activities. The Company used this cash primarily for the repurchase of its common stock, and for a long-term real estate investment (through its subsidiary AVest, Inc.). At March 31, 1998, the Company had working capital of $3,582,000 and its stockholders' equity was $3,126,000. The Company believes that its present working capital, cash generated from operations and amounts available under the new loan agreement will be sufficient to meet its cash needs during the next year. The Company's principal credit facility is a line of credit ("Line") based on its inventory and receivables and secured by substantially all of the Company's assets including a negative pledge of its Plainview office/warehouse facility. On March 31, 1998 and May 31, 1998 the Company owed approximately $1,200,000 on the Line. On July 9, 1997, the Company voluntarily changed its secured lender in order to obtain a more favorable interest rate. The terms of the new secured lending arrangement (expiring in July 1999) are substantially the same as the previous arrangement except that (i) the lender is a commercial bank, and (ii) the interest rate is appreciably lower. The Company's relationship with its secured lender is satisfactory and the Company believes that the lending arrangement will be adequate for the foreseeable future.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 establishes new standards for computing and presenting earnings per share. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes the effects of dilution, and diluted EPS. The adoption of Statement 128 in fiscal 1998 did not have a significant impact on the Company's earnings per share calculations.




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



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                 NOT APPLICABLE



                                    Part III

Item 9. Directors and Executive Officers of the Company; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth for current officers and directors, (i) that person's name, (ii) if applicable the Director Class elected to, (iii) all positions with the Company held by that person, (iv) that person's age, (v) that person's principal occupation for the past five years and (vi) with respect to directors the date on which that person first became a director of the Company. Unless otherwise indicated, each person has held the position shown, or has been associated with the named employer in an executive capacity, for more than five years. The terms of the current directors expire upon the election and qualification of their successors at the Annual Meeting. The terms of officers expire at the pleasure of the Board of Directors.



Name, Age, Cal. Year First
Became a Director or Officer & Director
Class if applicable.                                      Principal Occupation for past five years
--------------------                                      ----------------------------------------
Howard Amster                             Private investor and registered  representative  with Everen  Securities,
Director                                  Inc.,  Cleveland,  Ohio.  Director,  Geauga Savings Bank, a northern Ohio
50 - since 1992 - Class III               savings  and loan;  and  Trustee,  CleveTrust  Realty  Investors,  a real estate company.


John C. Loring                            Attorney  and  private  investor,  Chicago,  Illinois.  Mr.  Loring  is a
Director and Chairman                     director of Geauga  Savings Bank, a northern  Ohio savings and loan,  and
53 - since 1988 - Class III               was formerly  Vice  Chairman  and a director of GalVest,  Inc., a Houston oil and gas company, Weatherford International,  a Houston well servicing company, Fleet Aerospace,  Inc., a Toronto manufacturer of components for the aerospace market, and Guardian Bankcorp.,  Inc., a former Los Angeles
                                          Bank.

Michael McGuire                           Mr.  McGuire  joined  the  Company  in 1969.  Prior to  becoming  CEO and
Director, CEO and President               President  he  was  the  Company's   General   Manager  and  Director  of
44 - since 1991 - Class I                 Operations.


Irene S. Lyons                            Prior to joining  the Company in 1993,  Ms.  Lyons,  a  Certified  Public
CFO, Executive Vice President,            Accountant, was employed with KPMG Peat Marwick as a Senior Accountant.
Treasurer and Secretary
30 - since 1993


Mark Schindler                            Mr.  Schindler  is a  self-employed  consultant,  private  investor,  and
Director                                  Secretary,  Treasurer and director of Madison  Venture  Capital II, Inc.,
76 - since 1960 - Class II                New York,  New York.  Mr.  Schindler  was formerly a director and officer of Natural  Child  Care,  Inc./Winners  All  International,  Ltd.,  Light
                                          Savers U.S.A., Inc. which became Hospitality  Worldwide  Services,  Inc.,
                                          Servtex  International  Inc.  which became  Hymedix,  Inc. Mr.  Schindler founded Astrex, Inc.


David S. Zlatin                           Chief  Operating  Officer of Ramat  Securities,  Ltd.,  Rabbi and private
Director                                  investor.
46 - since 1993 - Class II


Nancy Shields                             Ms.  Shields  joined  the  Company  in  1990.   Prior  to  becoming  Vice
Executive Vice President                  President  she was the  Corporate  Product  Manager and has worked in the
41 - since 1995                           electronics distribution industry since 1977.



Wayne Miller                              Mr.  Miller  joined the Company in 1996 as the  Director of New  Business
Executive Vice President                  Development.  Prior to 1996,  Mr.  Miller  has  held  various  management
44 - since 1997                           positions  within  the  electronics   industry.  He  has  worked  in  the
                                          electronics distribution industry since 1975.


Robert McGuire                            Mr. McGuire joined the Company in 1981.  Prior to becoming Vice President
Executive Vice President                  he  held  the  position  of  Warehouse  Manager  and  has  worked  in the
48 - since 1997                           distribution industry since 1976.



         In addition John Loring is Chairman and Secretary of the Company's wholly owned subsidiary AVest, and David Zlatin is President and Treasurer of AVest. They are also AVest's two directors. The officers and directors of T.F. Cushing are the same as for the Company.


         Two of the newly elected Executive Vice Presidents of the Company have each belatedly filed one SEC Form 3. The Company is not aware of any other persons who failed to file on a timely basis any reports relating to the Company required by Section 16(a) of the Securities Exchange Act during the fiscal year that ended March 31, 1998.




Item 10.  Executive Compensation.


         The following table shows information concerning the compensation paid or awarded by the Company and its subsidiaries for services to its Chief Executive Officer and Vice President of Sales during fiscal years ending March 31, 1998, 1997 and 1996. Other then Mr. McGuire and Mr. Miller there were no executive officers of the Company whose compensation was or exceeded $100,000. The Company (i) has no retirement, pension, profit sharing, stock option, stock appreciation rights or long term incentive plans for the years in question, (ii) has not awarded any bonuses during or for the years in question, except as set forth in the table below, and to one other executive officer, and (iii) has no employment contracts or termination of employment and change of control arrangements for any of the Company's executive officers.

         In the first quarter of fiscal year 1997, the Company awarded 135,000 unregistered lettered shares of the Company's common stock to 19 employees (including Mr. McGuire who received 15,000 shares), none of whom received more than 15,000 shares. To the extent an employee ceases to be employed by the Company prior to March 31, 2000 (other than on account of death) the shares awarded to said employee are forfeited to the Company. It is not expected that any dividends will be paid on these shares for the foreseeable future.



                           SUMMARY COMPENSATION TABLE


                                                                                          Long Term Compensation
Name and                                                 Annual Compensation                    Awards
Principal Position                 Fiscal Year      Salary ($)        Bonus ($)         Restricted Stock Awards ($)
------------------                 -----------      ----------        ---------         ---------------------------

Michael McGuire                       1998           $161,000          $57,360                    -
CEO & President                       1997           $161,000          $57,360                 $4,650
                                      1996           $150,000          $51,500                    -
Wayne Miller                          1998           $101,506              -                      -
Executive Vice President of           1997           $ 99,156              -                   $4,650
Sales


         The Board of Directors held four meetings during fiscal year ending March 31, 1998. Each of the directors of the Company attended each of those meetings. Other than the Executive Committee there were no active standing committees of the Board of Directors during that fiscal year. During that fiscal year the board of directors meeting fees for directors who are not full time employees of the Company were $750. Pursuant to this arrangement each of the directors, other than Mr. McGuire, received $3,000. In addition, during the fiscal year ending March 31, 1998 (i) Mr. Loring for services as Chairman of the Board and the Executive committee received $25,000 and $29,500 respectively,
(ii) Mr. Amster for his services on the Executive Committee received $29,500. For the fiscal year ending March 31, 1997 (i) Mr. Loring for services as Chairman of the Board and the Executive committee received $25,000 and $27,000 respectively, (ii) Mr. Amster for his services on the Executive Committee received $27,000.





Item 11. Security Ownership of Certain Beneficial Owners and Management.


         The following table sets forth the number and percentage of shares of the Company's Common Stock beneficially owned as of June 15, 1998 by persons who are known by the Company to be the beneficial owners of more than 5% of the Company's outstanding Common Stock as of that date, and the directors of the Company and its chief executive officer, and all officers and directors of the Company as a group. For purposes of this Report, beneficial ownership is defined in accordance with Rule 13d-3 of the Securities and Exchange Commission (the "Commission") to mean generally the power to vote or dispose of shares, regardless of any economic interest therein. The persons listed have sole voting power and sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.



      Beneficial Holders Of More Than 5%

        Name and Address of Beneficial Owners                               Shares Held         Percentage1
        -------------------------------------                               -----------         -----------

       Howard Amster(2)                                                      1,209,311              27.12%
       205 Express Street
       Plainview, New York  11803

       William Costaras                                                        336,184               7.54%
       22674 Halburton Road
       Beachwood, Ohio 44122

       FMR, Corp.                                                              565,723              12.69%
       82 Devonshire Street
       Boston, Massachusetts  02109

       Herzog, Heine, Geduld, Inc.                                             605,741              13.58%
       26 Broadway
       New York, New York 10004

       John C. Loring(3)                                                       980,263              21.98%
       205 Express Street
       Plainview, New York  11803

       Michael McGuire(4)                                                      242,975               5.45%
       205 Express Street
       Plainview, New York  11803

     Officer and Director Holdings


         Name and Address of Beneficial Owners                              Shares Held         Percentage(1)
         -------------------------------------                              -----------         -----------
       Howard Amster(2)                                                      1,209,311              27.12%

       John C. Loring(3)                                                       980,263              21.98%

       Michael McGuire(4)                                                      242,975               5.45%

       Mark Schindler                                                            1,449                   *

       David S. Zlatin                                                          10,262                   *

       All Other Officers                                                       95,058               2.13%

       All Officers and Directors as a group (8 persons)                     2,539,318              56.94%


        *  Less than 1%.
        1  Based on 4,459,277 shares outstanding.
        2 Includes 73,886 shares owned by his spouse, the beneficial ownership of which he disclaims.
        3 Includes 77,170 shares owned by his spouse's IRA, the beneficial ownership of which he disclaims
        4 Includes 90,537 shares owned by his spouse's IRA, the beneficial ownership of which he disclaims.

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


                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)      Financial Statements                                                                         Page No.

            Report of KPMG Peat Marwick LLP, Certified Public Accountants                                    F-1


            Consolidated Balance Sheet as of  March 31, 1998                                                 F-2


            Consolidated Statements of Operations for the years ended March 31, 1998 and 1997                F-3


            Consolidated Statements of Shareholders' Equity                                                  F-4
            for the years ended March 31, 1998 and 1997


            Consolidated Statements of Cash Flows for the years ended March 31, 1998 and 1997                F-5


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


3 (b)       By-Laws of Astrex, Inc., as amended                            Filed as Exhibit  3(b) to the Form 10-QSB
                                                                           of the  Company  for  the  quarter  ended
                                                                           September 30, 1996

10(a)       Credit and  Security  Agreement  (Revolver)  between  Astrex,  Filed  as  Exhibit   10(a)  to  the  Form
            Inc. and Fleet National Bank dated July 9, 1997                10-QSB  of the  Company  for the  quarter
                                                                           ended September 30, 1997

10(b)       Appendix A to Credit and Security Agreement (Revolver)         Filed as Exhibit 10(b) to the Form
            between Astrex, Inc. and Fleet National Bank dated July 9,     10-QSB of the Company for the quarter
            1997                                                           ended September 30, 1997

10(c)       Pledge  Agreement  between  Astrex,  Inc. and Fleet  National  Filed  as  Exhibit   10(c)  to  the  Form
            Bank dated July 9, 1997                                        10-QSB  of the  Company  for the  quarter
                                                                           ended September 30, 1997

10(d)       Revolving  Credit  Promissory Note between  Astrex,  Inc. and  Filed  as  Exhibit   10(d)  to  the  Form
            Fleet National Bank dated July 9, 1997                         10-QSB  of the  Company  for the  quarter
                                                                           ended September 30, 1997

10(e)       Guaranty  Agreement  between  AVest,  Inc. and Fleet National  Filed  as  Exhibit   10(e)  to  the  Form
            Bank dated July 9, 1997                                        10-QSB  of the  Company  for the  quarter
                                                                           ended September 30, 1997

10(f)       Guaranty  Agreement  between  T.F.  Cushing,  Inc.  and Fleet  Filed  as  Exhibit   10(f)  to  the  Form
            National Bank dated July 9, 1997                               10-QSB  of the  Company  for the  quarter
                                                                           ended September 30, 1997

27          Financial Data Schedule                                                     Filed herewith


(b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

                          Independent Auditors' Report


The Board of Directors and Shareholders
Astrex, Inc.:


We have audited the accompanying consolidated balance sheet of Astrex, Inc. and subsidiaries as of March 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astrex, Inc. and subsidiaries as of March 31, 1998 and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 1998, in conformity with generally accepted accounting principles.




                                             KPMG PEAT MARWICK LLP


Jericho, New York
May 15, 1998

                          ASTREX, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                 March 31, 1998


                                     Assets

Current assets:
     Cash                                                                                 $     2,000
     Accounts receivable (net of allowance for doubtful
        accounts of $79,000)                                                                1,501,755
     Inventory                                                                              3,382,863
     Prepaid expenses and other current assets                                                 61,827
                                                                                          -----------
                  Total current assets                                                      4,948,445

Fixed assets, net                                                                             772,272
Other long-term assets                                                                         50,000
                                                                                          -----------
                                                                                          $ 5,770,717
                                                                                          ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                                         984,675
     Accrued liabilities                                                                      334,209
     Current portion of capital lease obligation                                               47,851
                                                                                          -----------

                  Total current liabilities                                                 1,366,735
                                                                                          -----------
Capital lease obligation                                                                       77,634
Loans payable, long-term                                                                    1,200,000
                                                                                          -----------
                  Total liabilities                                                         2,644,369
                                                                                          -----------
Commitments

Shareholders' equity:
     Preferred stock, Series A - par value $5 per share; authorized,
        200,000 shares; issued, none                                                             --
     Preferred stock, Series B - par value $.01 per share; authorized,
        7,500,000 shares; issued, none                                                           --
     Common stock - par value $.01 per share; authorized, 15,000,000
        shares; issued and outstanding 5,372,863 shares                                        53,729
     Additional paid-in capital                                                             3,620,359
     Accumulated deficit                                                                     (268,528)
                                                                                          -----------
                                                                                            3,405,560

                  Less treasury stock, at cost (913,586 shares)                              (264,940)

                  Less deferred compensation                                                  (14,272)
                                                                                          -----------
                  Total shareholders' equity                                                3,126,348
                                                                                          -----------
                                                                                          $ 5,770,717
                                                                                          ===========


See accompanying notes to consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                       Years ended March 31, 1998 and 1997



                                                             1998                     1997
                                                             ----                     ----

Net sales                                                $ 14,263,651              14,384,930
Cost of sales                                              10,938,301              10,813,922
                                                         ------------            ------------

               Gross profit                                 3,325,350               3,571,008

Selling, general and administrative expenses                2,888,645               3,051,710
                                                         ------------            ------------

               Income from operations                         436,705                 519,298

Interest expense                                             (103,225)               (181,622)
Other income, net                                                  46                     346
                                                         ------------            ------------

               Income before provision
                     for income taxes                         333,526                 338,022

Provision for income taxes                                     11,525                  31,474
                                                         ------------            ------------

               Net income                                $    322,001                 306,548
                                                         ============            ============

Net income per share:
    Basic                                                $        .07                     .06
                                                         ============            ============

    Diluted                                              $        .06                     .06
                                                         ============            ============

Weighted average number of shares outstanding:
    Basic                                                   4,965,036               5,219,404
                                                         ============            ============

    Diluted                                                 5,099,269               5,344,788
                                                         ============            ============


     See accompanying notes to consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                       Years ended March 31, 1998 and 1997


                                     Common stock
                              par value $.01 per share        Additional       Accu-                    Deferred
                              ------------------------         paid-in        mulated      Treasury      compen-
                               Shares         Amount           capital        deficit        stock       sation         Total
                               ------         ------           -------        -------        -----       ------         -----

Balance, March 31, 1996      5,090,363       $  50,904       3,547,931       (897,077)         --            --        2,701,758

Shares granted to employees    135,000           1,350          27,945             --          --       (29,295)              --

Amortization of deferred
   compensation                     --              --              --             --          --         7,161            7,161

Shares sold to employees       150,000           1,500          45,000             --          --            --           46,500

Net income                          --              --              --        306,548          --            --          306,548
                             ---------          ------       ---------       --------    --------       -------        ---------

Balance, March 31, 1997      5,375,363          53,754       3,620,876       (590,529)         --       (22,134)       3,061,967
                             =========          ======       =========       ========    ========       =======        =========


Treasury stock acquisiton     (913,586)             --              --             --    (264,940)          --          (264,940)

Amortization of deferred
   compensation                     --              --              --             --          --         7,320            7,320

Shares forfeited under
   deferred compensation
   arrangement                  (2,500)            (25)           (517)            --          --           542               --

Net income                          --              --              --        322,001          --            --          322,001
                             ---------          ------       ---------       --------    --------       -------        ---------

Balance, March 31, 1998      4,459,277          53,729       3,620,359       (268,528)   (264,940)      (14,272)       3,126,348
                             =========          ======       =========       ========    ========       =======        =========



     See accompanying notes to consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                       Years ended March 31, 1998 and 1997



                                                                               1998                  1997
                                                                               ----                  ----

Cash flows from operating activities:
     Net income                                                              $ 322,001              306,548
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                        99,174               64,364
           Stock compensation                                                    7,320                7,161
           Changes in assets and liabilities:
               Decrease in accounts receivable, net                             82,477              180,219
               (Increase) decrease in inventory                                (69,640)             620,851
               Decrease (increase) in prepaid expenses and other
                   current assets                                                5,646              (46,231)
               Increase (decrease) in accounts payable                         116,835             (781,729)
               (Decrease) increase in accrued liabilities                     (148,344)             196,172
                                                                             ---------            ---------

                         Net cash provided by operating activities             415,469              547,355
                                                                             ---------            ---------

Cash flows from investing activities:
     Capital expenditures                                                      (30,877)             (49,452)
     Long-term investment                                                      (50,000)                --
                                                                             ---------            ---------
                         Net cash used in investing activities                 (80,877)             (49,452)
                                                                             ---------            ---------

Cash flows from financing activities:
     Repayments of loan payable                                                (26,133)            (555,931)
     Proceeds from issuance of common stock                                       --                 46,500
     Principal payments under capital lease obligations                        (43,519)              11,452
     Purchase of treasury stock                                               (264,940)                --
                                                                             ---------            ---------
                         Net cash used in financing activities                (334,592)            (497,979)
                                                                             ---------            ---------

Net (decrease) increase in cash                                                   --                    (76)

Cash, beginning of year                                                          2,000                2,076
                                                                             ---------            ---------

Cash, end of year                                                            $   2,000                2,000
                                                                             =========            =========

Supplemental disclosures of cash flow information

Cash paid during the year for:
     Interest                                                                $  95,431              185,265
                                                                             =========            =========

     Income taxes                                                            $  32,657               40,188
                                                                             =========            =========


See accompanying notes to consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997



(1)    Description of Business and Related Matters

       Astrex, Inc. and subsidiaries (the Company) sell and distribute electronic parts and components. Approximately 82% of the Company's sales consist of connectors that connect a wire or group of wires to another wire or group of wires. The other products sold by the Company, which comprise the remaining 18% of sales, are devices that control or regulate the flow of electricity to or within components. The Company's largest markets include the defense, aerospace, industrial and computer industries, which sales are worldwide with a concentration in the Northeast and Mid-Atlantic states.

       Most of the Company's customers are located in the Northeast and Mid Atlantic states. No single customer accounted for more than ten percent of the Company's sales in 1998 and 1997, and no account receivable from any customer amounted to more than 5 percent of the Company's total stockholders' equity at March 31, 1998.

       The Company markets the products of approximately 20 manufacturers. Its four largest suppliers accounted for approximately 47% of fiscal year ending March 31, 1998 purchases.

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

                          ASTREX, INC. AND SUBSIDIARIES

(2), Continued

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

       In February 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings Per Share". Statement 128 establishes new standards for comparing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes the effect of dilution, and diluted EPS. The adoption of Statement 128 in fiscal 1998 did not have a significant impact on the Company's EPS calculation.

       Cash Flows

       During fiscal 1997, the Company's non-cash financing activities included capital lease obligations of $189,925 incurred when the Company entered into lease agreements for new equipment.



                                                                     (Continued)
                                       21

                          ASTREX, INC. AND SUBSIDIARIES

(3)    Fixed Assets

       Fixed assets consist of the following:

                                                                  Estimated
                                                                 useful life

            Land                                  $  128,836          -
            Building and improvements                570,282      30 years
            Equipment, furniture and fixtures        421,746    5 to 10 years
                                                  ----------
                                                   1,120,864

            Less accumulated depreciation            348,592
                                                  ----------
                                                  $  772,272
                                                  ==========

(4)    Loans Payable

       Prior to July 9, 1997 the Company's principal loan agreement provided for a line of credit equal to 85% of its eligible accounts receivable and 25% of its eligible net inventory but not more than $2,500,000 with interest payable monthly at the rate of 2% above the lender's prime rate (prime rate at March 31, 1997 was 8.25% per annum). That loan agreement was with a non-bank lender specializing in secured lending and was secured by substantially all of the Company's assets including a mortgage on the Company's 205 Express Street property.

       On July 9, 1997 the Company entered into a new secured lending agreement with a commercial bank to refinance its then existing facility described above, and provide for future working capital needs. This new facility, which has a term ending in July 1999, provides for substantially the same terms as the previous facility except that the 205 Express Street property is subject to a negative pledge rather than a mortgage and, at the Company's option, provides for short term fixed rate borrowing for fixed amounts at LIBOR plus 2% or daily borrowing at the bank's prime rate or a mixture of the two (7.69% at March 31, 1998). Debt outstanding at March 31, 1998, amounting to $1,200,000 has been classified according to the repayment terms of the new credit facility which is due in July 1999.

       The new facility contains various restrictive covenants, among which are the maintenance of various financial ratios and tests, and restrictions on the payment of dividends. The Company was in compliance with all covenants at March 31, 1998.

(5)    Income Taxes

       The provision for income tax expense for the years ended March 31, 1998 and 1997 consists principally of state and local income taxes. Federal income tax expense in 1998 and 1997 has been offset by the utilization of net operating loss carryforwards available to the Company.




                                                                     (Continued)
                                       22

                          ASTREX, INC. AND SUBSIDIARIES

(5), Continued

       Total income tax expense for fiscal 1998 and 1997 differed from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                  1998          1997
                                                                  ----          ----

         Computed "expected" tax expense                       $  113,500      115,000
         State income taxes                                        11,525       31,474
         Utilization of net operating loss carryforwards         (113,500)    (115,000)
                                                                ---------    ---------

                                                               $   11,525       31,474
                                                                =========    =========


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1998 are presented below:

            Deferred tax assets:
                Net operating loss carryforward                    $2,040,000
                Inventory reserve and cost capitalization             751,000
                Bad debts                                              32,000
                                                                   ----------
                         Total gross deferred tax assets            2,823,000

            Less valuation allowance                                2,769,000
                                                                   ----------
                                                                       54,000
            Deferred tax liabilities:
                Depreciation                                           54,000
                                                                   ----------
                                                                   $        -
                                                                   ==========

       Primarily due to competitive pricing pressures in the Company's industry and their potential impact on operating results, the Company does not believe that it is more likely than not that it will utilize its deferred tax assets. As a result, the Company established a valuation allowance against its deferred tax assets at March 31, 1998. The amount of deferred tax assets and corresponding valuation allowance decreased by $118,000 during the year ending March 31, 1998.

       At March 31, 1998, the Company has a net operating loss carryforward available for federal income tax purposes of approximately $6,000,000, expiring by 2010. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended and Section 383 of the Code, utilization of net operating loss carryforwards will be limited in future years due to a prior year change in ownership of the Company.

(6)    Employee 401(k) Plan

       The Company established an employee 401(k) plan (the Plan) in fiscal 1996. The Plan is a defined contribution plan which is administered by the Company. All regular, full-time
                                                                     (Continued)

                          ASTREX, INC. AND SUBSIDIARIES

(6), Continued

       employees are eligible for voluntary participation upon completing one year of service and having attained the age of twenty-one. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company retains the right to make optional contributions for any plan year. The Company contributed $22,355 to the Plan for fiscal 1998 and $23,000 for fiscal 1997.

(7)    Shareholders' Equity

       In April 1996, the Company awarded 135,000 unregistered lettered shares of the Company's common stock to 19 employees, none of whom received more than 15,000 shares. The employees must remain in the employ of the Company until April 2000 or the shares received are forfeited. The shares, which are included as outstanding at March 31, 1998, are excluded from the basic earnings per share, and included in the diluted earnings per share. The fair value of the shares granted of $29,295 is being amortized to selling, general and administrative expenses ($7,320 and $7,161 in fiscal 1998 and 1997, respectively) over the four year vesting period. In fiscal 1998, under the agreement, 2,500 shares were forfeited.

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

       In December, 1997, the Company purchased 913,586 shares of its common stock for $264,940 from one of its principal shareholders. Such shares are being held as treasury shares.

(8)    Capital Leases

       The Company finances the purchase of certain computer and telephone equipment through capital leases. At March 31, 1998 and 1997, equipment, furniture and fixtures include $122,255 and $169,672, respectively, of net assets recorded under capital leases. The Company's minimum future obligations under these capital leases are as follows:

                      Fiscal 1999                                 $  57,579
                      Fiscal 2000                                    51,209
                      Fiscal 2001                                    32,724
                                                                  ---------

                      Total minimum lease payments                  141,512

                      Less amount representing interest              16,027
                                                                  ---------
                      Present value of net minimum lease
                           payments (including current
                           portion of $47,851)                    $ 125,485
                                                                  =========

                                                                     (Continued)

                          ASTREX, INC. AND SUBSIDIARIES

(9)    Commitments

       The Company leases certain premises and equipment under operating leases. As of March 31, 1998, the Company has noncancellable lease commitments as follows:

                      Years ended March 31,:
                           1999                           $ 61,500
                           2000                             40,700
                           2001                             12,200


       Rent expense (for leased property and equipment) included in selling, general and administrative expenses for the years ended March 31, 1998 and 1997 was $89,330 and $71,027, respectively.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ASTREX, INC.
                                  (Registrant)

                             by /s/ Michael McGuire
                           Michael McGuire, Director,
                      President and Chief Executive Officer
                          (principal executive officer)

Dated:  June 25, 1998


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ John C. Loring                                        /s/ Irene S. Lyons
-------------------------------------                     --------------------------------------
John C. Loring, Chairman of the Board                     Irene S. Lyons, CFO, Executive Vice President,
                and Director                              Treasurer and Secretary
                                                          (principal financial and accounting officer)

Dated:  June 25, 1998                                     Dated:  June 25, 1998
        -------------                                             -------------




/s/ Howard Amster                                         /s/ Mark Schindler
-------------------------------------                     --------------------------------------
Howard Amster, Director                                   Mark Schindler, Director

Dated:  June 25, 1998                                     Dated:  June 25, 1998
        -------------                                             -------------




/s/ David S. Zlatin
-------------------------------------
David S. Zlatin, Director

Dated:  June 25, 1998
        -------------
