Form 10QSB
period 1998-06-30
ASTREX INC
filed 1998-08-14
CIK 8038

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               -------------

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of August 7, 1998 common shares outstanding were 5,659,277.

                                  ASTREX, INC.

                                     INDEX



                                                                            Page
                                                                             No.


PART I:
-------

Financial Statements:

      Consolidated Balance Sheets
      June 30, 1998 (unaudited) and March 31, 1998 ........................   1

      Consolidated Statements of Income (unaudited)
      Three Months ended June 30, 1998 and 1997 ...........................   2

      Consolidated Statements of Cash Flows (unaudited)
      Three months ended June 30, 1998 and 1997 ...........................   3

      Notes to Consolidated Financial Statements (unaudited) ..............   4

Management's Discussion and Analysis or Plan of Operations ................ 5-6


PART II:
--------

Other Information and Signatures ..........................................   7

                         PART I - Financial Information

                          ASTREX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                   June 30, 1998
                                                                    (Unaudited)          March 31, 1998
                                                                   -------------         --------------
                                                                               (000) Omitted
Current Assets:
   Cash                                                                   $2                    $2

   Accounts receivable (net of allowance
     for doubtful accounts of $79 at June 30, 1998
     and at March 31, 1998)                                            1,455                 1,502

   Inventory                                                           3,438                 3,383

   Prepaid expenses and other
     current assets                                                      121                    62
                                                                ------------          ------------

     Total current assets                                              5,016                 4,949

Property, plant and equipment at cost (net of
   accumulated depreciation of $371 at June 30,
   1998 and $349 at March 31, 1998)                                      752                   772
Other long-term assets                                                    50                    50
                                                                ------------          ------------

Total Assets                                                          $5,818                $5,771
                                                                ============          ============

Current Liabilities:
   Accounts payable                                                      811                   985
   Accrued liabilities                                                   407                   334
   Current portion of capital lease obligation                            49                    48
                                                                ------------          ------------

      Total current liabilities                                        1,267                 1,367
                                                                ------------          ------------

   Capital lease obligation                                               65                    78
   Loans payable                                                       1,300                 1,200
                                                                ------------          ------------

                                                                       2,632                 2,645
Shareholders' Equity:
  Preferred Stock, Series A - issued, none                                 -                     -
  Preferred Stock, Series B - issued, none                                 -                     -
  Common Stock - par value $.01 per share; authorized,
       15,000,000 shares; issued, 5,372,863 at June 30,
       1998 and at March 31, 1998                                         54                    54
  Additional paid-in capital                                           3,620                 3,620
  Accumulated deficit                                                   (211)                 (269)
                                                                ------------          ------------
                                                                       3,463                 3,405
         Less:  treasury stock, at cost (913,586 shares)                (265)                 (265)
         Less:  deferred compensation                                    (12)                  (14)
                                                                ------------          ------------
    Total shareholders' equity                                         3,186                 3,126
                                                                ------------          ------------
Total liabilities and shareholders' equity                            $5,818                $5,771
                                                                ============          ============


     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                          1998            1997
                                                    ----------------------------
                                                             (000) Omitted

Net sales                                                 $3,416          $3,963
Cost of sales                                              2,593           3,033
                                                    ------------    ------------
          Gross profit                                       823             930

Selling, general and
  administrative expenses                                    733             766
                                                    ------------    ------------
          Income from operations                              90             164


Interest expense                                              27              38
                                                    ------------    ------------
          Income before provision
            for income taxes                                  63             126

Provision for income taxes                                     5               8
                                                    ------------    ------------
          Net income                                         $58            $118
                                                    ============    ============


Per share data for the three months ended June 30, 1998 and 1997 are as follows:

Weighted average number of common shares outstanding:
          Basic                                        4,326,777       5,240,363
                                                    ============    ============
          Diluted                                      4,459,277       5,375,363
                                                    ============    ============

Net income per share:
          Basic                                            $0.01           $0.02
                                                    ============    ============
          Diluted                                          $0.01           $0.02
                                                    ============    ============





     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          FOR THE THREE MONTHS ENDED JUNE 30,
                                                                              1998                   1997
                                                                        --------------------------------------
                                                                                     (000) Omitted
Cash Flows From Operating Activities:

  Net income                                                                   $58                   $118

  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                              23                     28
     Stock compensation                                                          2                      2

  Changes in assets and liabilities:
        Decrease (increase) in accounts receivable, net                         47                   (136)
        Increase in prepaid expenses and other
           current assets                                                      (60)                   (57)
        (Increase) decrease in inventory                                       (55)                   341
        (Decrease) increase in accounts payable                               (173)                   172
        Increase (decrease) in accrued liabilities                              73                   (115)
                                                                       ------------          -------------

Net cash (used in) provided by operating activities                            (85)                   353
                                                                       ------------          -------------

Cash flows used in investing activities:

    Capital expenditures                                                        (3)                    (9)
                                                                       ------------          -------------

Net cash used in investing activities                                           (3)                    (9)
                                                                       ------------          -------------

Cash flows from financing activities:

    Principal payments under capital lease obligations                         (12)                    (9)
    Proceeds (repayments of) from loans payable, net                           100                   (335)
                                                                       ------------          -------------

Net cash provided by (used in) financing activities                             88                   (344)
                                                                       ------------          -------------

Net increase in cash for the three months
      ended June 30                                                              0                      0

Cash - beginning of period                                                       2                      2
                                                                       ------------          -------------

Cash - end of period                                                            $2                     $2
                                                                       ============          =============



     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




UNAUDITED FINANCIAL STATEMENTS
------------------------------

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 30, 1998. The results of operations and cash flows for the three month period ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information in this interim report for the three months ended June 30, 1998 and 1997 presents fairly the Company's financial position consistent with the Company's accounting practices and principles used in interim reports. Accordingly, certain items included in these statements are based upon best estimates, particularly cost of goods sold. For the three month periods ended June 30, 1998 and 1997 these costs have principally been determined by utilizing perpetual inventory records. The calculation of the actual cost of goods sold amount is predicated upon a physical inventory taken only at the end of each fiscal year.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS



RESULTS OF OPERATIONS


         Net income for the three months ended June 30, 1998 was approximately $58,000, a decrease of 51% from the same quarter last fiscal year. This decrease is principally the result of lower sales.


         Sales decreased by approximately $547,000, or 13.8%, for the three months ended June 30, 1998, from the comparable three month period in 1997. This decrease is the result of generally weak market conditions along with the Company's decision not to continue accepting certain large low margin orders, as it had through its T.F. Cushing subsidiary, in the three month period ending June 30, 1997.


         Gross profit percentages increased marginally to 24% from 23.5% for the three months ended June 30, 1998 from the comparable period in 1997. The Company was able to increase margins slightly due to the discontinuation of the above mentioned orders.


         Selling, general and administrative expenses decreased approximately $33,000, or 4%, for the three months ended June 30, 1998 from the comparable previous three month period in 1997. This decrease was achieved through tighter budget procedures in regards to all expenses.


         Interest expense decreased approximately $11,000 for three months ended June 30, 1998, from the previous comparable three month period in 1997. This decrease is due primarily to lower interest rates for the three months ended June 30, 1998. In July 9, 1997, the Company entered into a new lending agreement at a substantially lower interest rate.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company used $85,000 in cash from its increased line of credit to purchase inventory and pay down accounts payable. At June 30, 1998, the Company had working capital of $3,749,000 and its stockholders' equity was $3,186,000. The Company believes that its present working capital, cash generated from operations and amounts available under the new loan agreement will be sufficient to meet its cash needs during the next year. The Company's principal credit facility is a line of credit ("Line") measured by its inventory and receivables and secured by substantially all of the Company's assets including a negative pledge of (i.e. that the Company will not otherwise mortgage to any other person) its Plainview office/warehouse facility. On June 30, 1998 the Company owed approximately $1,300,000 on the Line. On July 9, 1997, the Company changed its secured lender. The terms of the new secured lending arrangement (expiring in July 1999) are substantially the same as the previous arrangement except that
(i) the lender is a commercial bank, and (ii) the interest rate is appreciably lower. The Company's relationship with its new and previous secured lenders is and was satisfactory. The change in secured lenders was voluntarily made by the Company in order to obtain a lower interest rate. The Company believes that the new secured lending arrangement will be adequate for the foreseeable future.

As discussed in greater detail in Item 5 of Part II hereof, on July 20, 1998 the Company entered into an agreement with Enigma Energy Company, L.L.C. the funds for which were secured through a private placement of the Company's Common stock. Under the agreement the Company purchased an 8% equity interest in Enigma together with an option to purchase the remaining equity in that entity in the fall of 1998. In order to have funds available to exercise that option, should it so elect, the Company is presently contemplating, among other considerations, a future, substantially non transferable, rights offering to be made solely to shareholders.

                           PART II - OTHER INFORMATION


Item 5.    Other Information


On July 20, 1998 the Company entered into an agreement with Enigma Energy Company, L.L.C. ("Enigma") and its members to purchase an 8% equity interest in Enigma with an option ("Option") to purchase the remaining equity interest this fall.

Enigma Energy Company L.L.C. is a closely held Dallas, Texas producer of natural gas and oil. It owns the working interests in several leases located in Panola County Texas, which include five producing wells, two `shut in' wells, and several potential well sites, one of which is to be drilled in the coming month. In addition, it owns interests in two other producing wells. The purchase price for the 8% equity interest in Enigma and the Option was $300,000. These funds were secured by the Company through the sale of shares of its common stock in a private placement.

The Option: The Option grants the Company the right to purchase the remaining 92% of Enigma during the fall of 1998 after the Company has had an opportunity to further evaluate Enigma's properties and most particularly the drilling and initial production results from the well to be drilled in the coming month. There can be no assurance at this time that the Company will in fact elect to exercise the Option and it is quite possible that it will not.

If the Company elects to exercise the Option the exercise price will be $1,200,000 plus a "back-end" payment of the Company's Common Stock to be measured, valued and paid in the summer of 1999. Subject to adjustment the amount of shares to be paid in the summer of 1999 will equal $2,800,000 `adjusted book value'. However, depending upon an optional valuation of the Enigma properties in the summer of 1999 that amount could be reduced to as little as zero (i.e. no stock to be issued) or increase by as much as 15%. In order to have funds available to exercise the Option, should it so elect, the Company is presently contemplating, among other considerations, a future, substantially non transferable, rights offering to be made solely to shareholders.

If the Company elects to exercise the Option then to a significant extent it would also be in the business of finding and producing oil and natural gas. In that event it presently anticipates that the two businesses would be independently managed under the Board of Directors and that such an acquistion of Enigma would not change the day to day operations, financial structure, direction and growth of the Company's present business.

If the Company elects not to exercise the Option, as may quite possibly be the case, it will continue to own the just purchased 8% equity interest in Enigma and to the extent any funds have been raised pursuant to a rights offering or otherwise, those funds will be retained for working capital purposes, including future possible acquisitions.

The Private Placement: The Company funded the $300,000 purchase price through the private placement of 1,200,000 unregistered shares of it's Common Stock with it's Chairman of the Board and members of his family at twenty-five cents per share. If the Company does not make a rights offering of registered shares to substantially all shareholders on similar terms in 1998 then the Company will have the option of repurchasing those privately placed shares.

This Item 5 and `Management's Discussion and Analysis or Plan of Operations' earlier herein contains forward looking statements that involve risks and uncertainties, including those relating to a future Company decision or ability to (or not to) exercise the Option, to commence or complete a rights offering, or to repurchase the stock sold in the private placement and those relating to the value of Enigma's oil and gas properties or future drilling of and production from the same. Other potential risks and uncertainties include, among others, the competive nature of the Company's current business, the risks of, the sometime speculative nature of, and the competetive nature of the oil and gas business and the facts that if the Company elects not to exercise the Option it will hold only a minority interest in Enigma, a closely-held, non-publicly traded limited liability company and if the Company elects to exercise the Option it will be entering a business in which it has no prior experience. More information about some of the many potential factors which could affect the Company's business and financial results is included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998, including (without limitation) under the captions "Description of Business", "Description of Property" and "Management's Discussion and Analysis or Plan of Operation," which is on file with the Securities and Exchange Commission (http://www.sec.gov).

Item 6.   Exhibits and Reports on Form 8-K.



(A)         Exhibits
            --------

                                                                             Previously Filed and Incorporated
Exhibit     Description                                                        by reference or Filed Herewith
-------     -----------                                                        ------------------------------
3 (a)       Certificate of Incorporation of Astrex, Inc., as amended         Filed as Exhibit 3(a) to the Form
            (a Delaware corporation)                                         10-QSB of the Company for the quarter
                                                                             ended September 30, 1997

3 (b)       By-Laws of Astrex, Inc., as amended                              Filed as Exhibit 3(b) to the Form
                                                                             10-QSB of the Company for the quarter
                                                                             ended September 30, 1996

10(a)       Purchase and Option Agreement  between Astrex,  Inc.,
            Enigma Energy Company and Members dated June 6, 1998                      Filed herewith


10(b)       Subscription  and Stock Purchase  Agreement  between  Astrex,
            Inc. and John C. and Elizabeth S. Loring dated July 15, 1998              Filed herewith

27          Financial Data Schedule                                                   Filed herewith






(B)      Reports on Form 8-K:
            None

                                   SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            ASTREX, INC.

Date:  August 13, 1998                      By: s/ Michael McGuire
       ---------------                          ------------------
                                            Michael McGuire
                                            Director, President and
                                            Chief Executive Officer

                                            By: s/ Lori A. Sarnataro
                                                --------------------
                                            Lori A. Sarnataro
                                            Chief Financial Officer