Form 10QSB
period 1998-09-30
ASTREX INC
filed 1998-11-13
CIK 8038

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the quarterly period ended             September 30, 1998
                              -------------------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

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


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---  ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of November 9, 1998 common shares outstanding were 5,659,277.

                                      INDEX



                                                                         Page
                                                                           No.
PART I:
-------

Financial Statements:

         Consolidated Balance Sheets
         September 30, 1998 (unaudited) and March 31, 1998 ...............  1

         Consolidated Statements of Income (unaudited)
         Six months and three months ended September 30, 1998 and 1997 ...  2

         Consolidated Statements of Cash Flows (unaudited)
         Six months ended September 30, 1998 and 1997 ....................  3

         Notes to Consolidated Financial Statements (unaudited) ..........  4

Management's Discussion and Analysis or Plan of Operations ...............5-6


PART II:
--------

Other Information and Signatures .........................................  7

                         PART I - Financial Information

                          ASTREX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                             September 30, 1998        March 31, 1998
                                                                (Unaudited)
                                                             ------------------        --------------
                                                                              (000) Omitted
Current Assets:
   Cash                                                                   $2                   $2

   Accounts receivable (net of allowance
     for doubtful accounts of $79 at June 30, 1998
     and at March 31, 1998)                                            1,547                1,502

   Inventory                                                           3,514                3,383

   Prepaid expenses and other
     current assets                                                      110                   62
                                                                    --------             --------

     Total current assets                                              5,173                4,949

Property, plant and equipment at cost (net of
   accumulated depreciation of $394 at September 30,
   1998 and $349 at March 31, 1998)                                      732                  772
Investments                                                              350                   50
                                                                    --------             --------

Total Assets                                                          $6,255               $5,771
                                                                    ========             ========

Current Liabilities:
   Accounts payable                                                      759                  985
   Accrued liabilities                                                   399                  334
   Current portion of capital lease obligation                            48                   48
                                                                    --------             --------

      Total current liabilities                                        1,206                1,367
                                                                    --------             --------

   Capital lease obligation                                               54                   78
   Loans payable                                                       1,524                1,200
                                                                    --------             --------

                                                                       2,784                2,645
Shareholders' Equity:
  Preferred Stock, Series A - issued, none                                 -                    -
  Preferred Stock, Series B - issued, none                                 -                    -
  Common Stock - par value $.01 per share; authorized,
      15,000,000 shares; issued 6,572,863 shares at
      September 30, 1998 and  issued 5,372,863
      shares at March 31, 1998                                            66                   54
  Additional paid-in capital                                           3,908                3,620
  Accumulated deficit                                                   (227)                (269)
                                                                    --------             --------
                                                                       3,747                3,405
         Less:  treasury stock, at cost (913,586 shares)                (265)                (265)
         Less:  deferred compensation                                    (11)                 (14)
                                                                    --------             --------

    Total shareholders' equity                                         3,471                3,126
                                                                    --------             --------

Total liabilities and shareholders' equity                            $6,255               $5,771
                                                                    ========             ========



     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    SIX MONTHS ENDED                               THREE MONTHS ENDED
                                                      SEPTEMBER 30,                                   SEPTEMBER 30,
                                             1998                      1997                   1998                     1997
                                       --------------------------------------------    --------------------------------------------
                                                      (000) Omitted                                   (000) Omitted
Net sales                                         $6,783                    $7,787                 $3,367                   $3,824
Cost of sales                                      5,193                     5,987                  2,600                    2,954
                                                --------                  --------               --------                 --------

          Gross profit                             1,590                     1,800                    767                      870

Selling, general and
  administrative expenses                          1,481                     1,487                    748                      721
                                                --------                  --------               --------                 --------

          Income from operations                     109                       313                     19                      149


Interest expense                                      57                        65                     30                       27
                                                --------                  --------               --------                 --------

          Income before provision
            for income taxes                          52                       248                    (11)                     122

Provision for income taxes                            11                        11                      6                        4
                                                --------                  --------               --------                 --------

          Net income                                 $41                      $237                   ($17)                    $118
                                                ========                  ========               ========                 ========



Per share data for the three months ended September 30, 1998 and 1997 are as follows:

Weighted average number of
   common shares outstanding:
          Basic                                4,838,252                 5,240,363              5,344,168                5,240,363
                                               =========                 =========              =========                =========
          Diluted                              4,970,752                 5,375,363              5,476,668                5,375,363
                                               =========                 =========              =========                =========

Net income per share:
          Basic                                    $0.01                     $0.04                  $0.00                    $0.02
                                               =========                 =========              =========                =========
          Diluted                                  $0.01                     $0.04                  $0.00                    $0.02
                                               =========                 =========              =========                =========


     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                                                1998                1997
                                                             --------------------------------------
                                                                         (000) Omitted

Cash Flows From Operating Activities:

  Net income                                                      $41               $237

  Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
     Depreciation and amortization                                 45                 51
     Stock compensation                                             4                  4

  Changes in assets and liabilities:
        Increase in accounts receivable, net                      (45)               (52)
        Increase in prepaid expenses and other
           current assets                                         (49)               (26)
        (Increase) decrease in inventory                         (132)               437
        Decrease in accounts payable                             (226)              (221)
        Increase (decrease) in accrued liabilities                 67               (131)
                                                             --------          ---------

Net cash (used in) provided by operating activities              (295)               299
                                                             --------          ---------

Cash flows used in investing activities:

    L/T Investment (Enigma)                                      (300)                 0
    Capital expenditures                                           (5)               (17)
                                                             --------          ---------

Net cash used in investing activities                            (305)               (17)
                                                             --------          ---------

Cash flows from financing activities:

    Proceeds from Common Stock issuance                           300                  0
    Principal payments under capital lease obligations            (24)               (21)
    Proceeds from (repayments of) loans payable, net              324               (226)
                                                             --------          ---------

Net cash provided by (used in) financing activities               600               (247)
                                                             --------          ---------

Net increase in cash for the three months
      ended September 30                                            0                 35

Cash - beginning of period                                          2                  2
                                                             --------          ---------

Cash - end of period                                               $2                $37
                                                             ========           ========



     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


UNAUDITED FINANCIAL STATEMENTS
------------------------------

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 30, 1998. The results of operations and cash flows for the six month period ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information in this interim report for the six months ended September 30, 1998 and 1997 presents fairly the Company's financial position consistent with the Company's accounting practices and principles used in interim reports. Accordingly, certain items included in these statements are based upon best estimates, particularly cost of goods sold. For the six month and three month periods ended September 30, 1998 and 1997 these costs have principally been determined by utilizing perpetual inventory records. The calculation of the actual cost of goods sold amount is predicated upon a physical inventory taken only at the end of each fiscal year.

As discussed in greater detail in Item 5 of Part II hereof, on July 20, 1998 the Company entered into an agreement to purchase an 8% equity interest in Enigma Energy Company, L.L.C. together with an option to purchase the remaining equity in that entity in late 1998 or early 1999. The Company funded the $300,000 purchase price through the private placement of 1,200,000 unregistered shares of it's Common Stock with its Chairman of the Board and members of his family at twenty-five cents per share.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS



RESULTS OF OPERATIONS


         Net income for the six months ended September 30, 1998 was approximately $41,000, a decrease of $196,000 from the same period last fiscal year. This decrease is principally the result of lower sales.

         Sales decreased by approximately $1,000,000, or 12.8%, for the six months and approximately $ 457,000 for the three months ended September 30, 1998, from the comparable six and three month period in 1997, respectively. This decrease is the result of generally weak market conditions along with the Company's decision not to continue accepting certain large low margin orders, as it had through its T.F. Cushing subsidiary, in the six month period ending September 30, 1997.

         Gross profit percentages remained constant at approximately 23% for the six months and three months ended September 30, 1998 from the comparable period in 1997.

         Selling, general and administrative expenses decreased slightly by approximately $6,000, or .4%, for the six months and increased by approximately $27,000 or 4% for the three months ended September 30, 1998 from the comparable previous six month and three month period in 1997, in spite of the decrease in sales and commission expense. This increase is primarily the result of additional expenses associated with the implementation and certification of ISO 9002 and marginal increases in selling and administrative salaries in the quarter ended September 30, 1998. ISO 9002 is a globally recognized certifiable series of standards for implementing and managing a quality system in order to ensure a quality product. The Company has made this investment to increase its marketability in both the United States and internationally.

         Interest expense decreased approximately $8,000 for the six months ended September 30, 1998 and increased $3,000 for the three months ended September 30, 1998, from the previous comparable six month and three month period in 1997. This decrease is due primarily to lower interest rates for the three months ended June 30, 1998, as a result of the new lending agreement dated July 9, 1997, as discussed further under "Liquidity and Capital Resources". The increase in the three month period from July 1 through September 30, 1998 from the prior comparible three month period in 1997 was primarily the result of an increase in borrowings due to the reduction in sales.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company used $324,000 in cash from its increased line of credit to purchase inventory and pay down accounts payable. At September 30, 1998, the Company had working capital of $3,967,000 and its stockholders' equity was $3,471,000. The Company believes that its present working capital, cash generated from operations and amounts available under the new loan agreement will be sufficient to meet its cash needs during the next year. The Company's principal credit facility is a line of credit ("Line") measured by its inventory and receivables and secured by substantially all of the Company's assets including a negative pledge of (i.e. that the Company will not otherwise mortgage to any other person) its Plainview office/warehouse facility. On September 30, 1998 the Company owed approximately $1,524,000 on the Line. On July 9, 1997, the Company changed its secured lender. The terms of the new secured lending arrangement (expiring in July 1999) were substantially the same as the previous arrangement except that (i) the lender is a commercial bank, and (ii) the interest rate is appreciably lower. The Company's relationship with its new and previous secured lenders is and was satisfactory. The change in secured lenders was voluntarily made by the Company in order to obtain a lower interest rate. On August 31, 1998 the Company amended its agreement dated July 9, 1997 to increase its maximum availability under its credit line, subject to sufficient supporting inventory and receivables, from $2,500,000 to $3,500,000. In addition, the Company lowered its interest rate by .5% and extended the agreement until July 7, 2000. The Company believes that the new secured lending arrangement will be adequate for the foreseeable future.

As discussed in greater detail in Item 5 of Part II hereof, on July 20, 1998 the Company entered into an agreement with Enigma Energy Company, L.L.C. the funds for which were secured through a private placement of the Company's Common stock. Under the agreement the Company purchased an 8% equity interest in Enigma together with an option to purchase the remaining equity in that entity in late 1998 or early 1999. In order to have funds available to exercise that option, should it so elect, the Company is presently contemplating, among other considerations, a future, substantially non transferable, rights offering to be made solely to shareholders.

OTHER MATTERS

The Company has completed its assessment of its internal systems and has determined them to be year 2000 compliant. Currently, the Company's major suppliers are either year 2000 compliant or expect to be by April 1999. Management believes that the consequences of the change to the year 2000 should not have a material impact on the Company's ability to do business, results of operations, or financial condition. See "Cautionary Language Regarding Future Looking Statements" in Part II, Item 5 "Other Information".

                           PART II - OTHER INFORMATION


Item 2 (c).   Changes in Securities

On July 15, 1998 the Company sold 1,200,000 unregistered shares of Common Stock through a private placement (pursuant to Section 4(2) of the Securities and Exchange Act of 1933) to its Chairman of the Board and members of his family at twenty-five cents per share or $300,000. If the Company does not make a rights offering of registered shares to substancially all shareholders on similar terms in 1998 then the Company will have the option of repurchasing those privately placed shares. ( This information was disclosed in Item 5 of the Company's June 30, 1998 Form 10-QSB.)

Item 5.    Other Information

On July 20, 1998 the Company entered into an agreement with Enigma Energy Company, L.L.C. ("Enigma") and its members to purchase an 8% equity interest in Enigma with an option ("Option") to purchase the remaining equity interest in late 1998 or early 1999. While the Company has no prior experience in the oil and gas industry it believes that the industry at this time offers the Company a sound business opportunity and that Enigma may be a good entry vehicle.

Enigma Energy Company L.L.C. is a closely held Dallas, Texas producer of natural gas and oil. It owns the working interests in several leases located in Panola County Texas, which include six producing wells, two `shut in' wells, and several potential well sites. In addition, it owns interests in two other producing wells. The purchase price for the 8% equity interest in Enigma and the Option was $300,000. These funds were secured by the Company through the sale of shares of its common stock in a private placement.

The Option: The Option grants the Company the right to purchase the remaining 92% of Enigma during late 1998 or early 1999 after the Company has had an opportunity to further evaluate Enigma's properties. There can be no assurance at this time that the Company will in fact elect to exercise the Option and it is quite possible that it will not.

If the Company elects to exercise the Option the exercise price will be $1,200,000 plus a "back-end" payment of the Company's Common Stock to be measured, valued and paid in the summer of 1999. Subject to adjustment the amount of shares to be paid in the summer of 1999 will equal $2,800,000 `adjusted book value'. However, depending upon an optional valuation of the Enigma properties in the summer of 1999 that amount could be reduced to as little as zero (i.e. no stock to be issued) or increase by as much as 15%. The net effect of this "back-end" payment could be to give Enigma equity holders (other then the Company) approximately 40% of the Company's then outstanding Common Stock. In order to have funds available to exercise the Option, should it so elect, the Company is presently contemplating, among other considerations, a future, substantially non transferable, rights offering to be made solely to shareholders.

If the Company elects to exercise the Option then to a significant extent it would also be in the business of finding and producing oil and natural gas. In that event it presently anticipates that this business and the Company's present business would be independently managed under the Board of Directors. Enigma's financial and corporate records would be maintained at the Company's Plainview headquarters but otherwise it would be anticipated that Enigma would continue under it's present management and contract well operator. In addition it would be anticipated that two or three present Enigma equity holders would join the Company's Board of Directors.

If the Company elects not to exercise the Option, as may quite possibly be the case, it will continue to own the just purchased 8% equity interest in Enigma and to the extent any funds have been raised pursuant to a rights offering or otherwise, those funds will be retained for working capital purposes, including future possible acquisitions.

The Private Placement: The Company funded the $300,000 purchase price through the private placement of 1,200,000 unregistered shares of it's Common Stock with it's Chairman of the Board and members of his family at twenty-five cents per share. If the Company does not make a rights offering of registered shares to substantially all shareholders on similar terms in November 1998 then the Company will have the option of repurchasing those privately placed shares.

Cautionary Language Regarding Future Looking Statements.

This Item 5 and 'Management's Discussion and Analysis or Plan of Operations' earlier herein contains forward looking statements that involve risks and uncertainties, including those relating to a future Company decision or ability to (or not to) exercise the Option, to commence or complete a rights offering, or to repurchase the stock sold in the private placement and those relating to the value of Enigma's oil and gas properties or future drilling of and production from the same or to be year 2000 compliant. Other potential risks and uncertainties include, among others, the competitive nature of the Company's current business, the risks of, the sometime speculative nature of, and the competetive nature of the oil and gas business and the facts that if the Company elects not to exercise the Option it will hold only a minority interest in Enigma, a closely-held, non-publicly traded limited liability company and if the Company elects to exercise the Option it will be entering a business in which it has no prior experience. More information about some of the many potential factors which could affect the Company's business and financial results is included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998, including (without limitation) under the captions "Description of Business", "Description of Property" and "Management's Discussion and Analysis or Plan of Operation," which is on file with the Securities and Exchange Commission (http://www.sec.gov).

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


3 (b)         By-Laws of Astrex, Inc., as amended                              Filed as Exhibit 3(b) to the Form
                                                                               10-QSB of the Company for the quarter
                                                                               ended September 30, 1996

10(a)         Purchase and Option Agreement  between Astrex,  Inc., Enigma     Filed as Exhibit 10(a) to the Form
              Energy Company and Members dated June 6, 1998                    10-QSB of the Company for the quarter
                                                                               ended June 30, 1998

10(b)         Subscription  and Stock Purchase  Agreement  between Astrex,     Filed as Exhibit 10(b) to the Form
              Inc. and John C. and Elizabeth S. Loring dated July 15, 1998     10-QSB of the Company for the quarter
                                                                               ended June 30, 1998

10(c)         Amended  and  Restated   Revolving  Credit  Promissory  Note                    Filed herewith
              between  Astrex,Inc.  and Fleet  National  Bank dated August
              31, 1998

10(d)         Amendment  No. 1 to Credit and  Security  Agreement  between                    Filed herewith
              Astrex, Inc. and Fleet National Bank dated August 31, 1998

10(e)         Guaranty  Confirmation  Agreement between T.F. Cushing, Inc.                    Filed herewith
              and Avest,  Inc.  and Fleet  National  Bank dated August 31,
              1998

27            Financial Data Schedule                                                         Filed herewith


(B)      Reports on Form 8-K:
            None

                                   SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.



                                                ASTREX, INC.

Date:  November 10, 1998                    By: s/ Michael McGuire
      ------------------                        ------------------
                                                Michael McGuire
                                                Director, President and
                                                Chief Executive Officer


                                                CHIEF FINANCIAL OFFICER
                                                OF ASTREX, INC.

Date:  November 10, 1998                        s/ Lori A. Sarnataro
      ------------------                        -------------------------
                                                Lori A. Sarnataro
                                                Chief Financial Officer