Form 10KSB/A
period 1998-03-31
ASTREX INC
filed 1999-01-27
CIK 8038

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-KSB/A-1

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to each filing requirements for the past 90 days. Yes |X| No |_|.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $14,263,651.

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

                                  ASTREX, INC.

                              CROSS REFERENCE SHEET

Item required by Form 10-KSB              Location of Item
----------------------------              ----------------

Item 1. - Description of Business         Item 1.   Business

Item 2. - Description of Property         Item 2.   Description of Property

Item 3. - Legal Proceedings               Item 3.   Legal Proceedings

Item 4. - Submission of Matters to a      Item 4.   Submission of
          Matter to a Vote of                       Vote of Security Holders
          Security Holders

Item 5. - Market for Common Equity        Item 5.   Market for Registrant's
          and Related Shareholder                   Common Equity and Related
          Matters                                   Shareholder Matters

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

Item 7. - Financial Statements            Item 13.  Exhibits, Financial
                                                    Statements and Reports
                                                    on Form 8-K

Item 8. - Changes In and Disagreements    Item 8.   Changes in and Disagreements
          With Accountants on Accounting            with Accountants on
          and Financial Disclosure                  Accounting and Financial
                                                    Disclosure

Item 9. - Directors, Executive Officers,  Item 9.   Directors and Executive
          Promoters and Control Persons,            Officers of the Company;
          Compliance with Section 16(a)             Compliance with Section
          of the Exchange Act                       16(a) of the Exchange Act

Item 10. - Executive Compensation         Item 10.  Executive Compensation

Item 11. - Security Ownership of Certain  Item 11.  Security Ownership of
           Beneficial Owners and                    Certain Beneficial Owners
           Management                               and Management

Item 12. - Certain Relationships and      Item 12.  Certain Relationships and
           Related Transactions                     Related Transactions

Item 13. - Exhibits and Reports on        Item 13.  Exhibits, Financial Reports
           Statements and Form 8-K                  on Form 8-K

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

      During fiscal year 1998 the Company made a long-term investment of $50,000 in a real estate investment partnership (which owns and leases commercial property) which represents an immaterial amount of the Company's assets. The Company is not presently or does not plan to engaged in other real estate activities but reserves the right to engage in any such activities in the future (generally without stockholder approval).

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

-------------------------------------------------------------------------------
         Calendar Year
         & Quarter                High Closing Bid           Low Closing Bid
-------------------------------------------------------------------------------
1996    Second Quarter                  5/16                        1/4
-------------------------------------------------------------------------------
        Third Quarter                    1/4                        1/4
-------------------------------------------------------------------------------
        Fourth Quarter                   1/4                        1/4
-------------------------------------------------------------------------------
1997    First Quarter                   9/32                        1/4
-------------------------------------------------------------------------------
        Second Quarter                  9/32                        1/4
-------------------------------------------------------------------------------
        Third Quarter                  11/32                       7/32
-------------------------------------------------------------------------------
        Fourth Quarter                   3/8                       9/32
-------------------------------------------------------------------------------
1998    First Quarter                   5/16                       5/16
-------------------------------------------------------------------------------

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

      Net sales for the fiscal year ended March 31, 1998 were approximately $14.3 million, down from $14.4 million for the fiscal year ended March 31, 1997. The $121,000, 0.8% decrease in sales for fiscal 1998 versus fiscal 1997 was due in significant part to the lower booking rates experienced during August 1997 through November 1997. Sales to commercial and industrial accounts were up 3% for fiscal 1998 versus 1997. Sales to military accounts decreased 5% for the same periods. The increase in sales from commercial and industrial accounts was aided by stong sales from our T.F. Cushing subsidiary largely resulting from a single order. Military sales decreased as a result of a softer market.

      At April 1, 1998, the Company's total backlog of confirmed, unfilled orders was approximately $3,182,000 a slight increase over the April 1, 1997 backlog of $3,176,000.

      Due to price pressure in all connector markets, the Company's gross margins fell to 23.3% in fiscal 1998 from 24.8% in fiscal 1997. Pricing pressures, which began approximately five years ago, were caused by larger distributers increasing their market share in a relatively weak connector market. The Company responded to these pressures with reduced prices.

      Selling, general and administrative expenses decreased approximately $163,000, or 5.3%, for the fiscal year ended March 31, 1998, to $2,888,645 down from $3,051,710 for the fiscal year ended March 31, 1997. This decrease was achieved by tighter budget procedures in regards to all expenses. Commission expense decreased significantly as a result of the Company's compensation restructuring which reduced the percentage of commission earned on sales. Travel, advertising, office supplies and telephone expenses also decreased as a result of the Company's efforts to reduce spending.

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

      Liquidity and Capital Resources

      The Company generated $415,000 in cash from its operating activities. The Company used this cash primarily for the repurchase of its common stock, and for a long-term real estate investment (through its subsidiary AVest, Inc.). In fiscal year 1998, there was an increase in accounts payable as a result inventory purchases made in the last 2 months of the year. In fiscal year 1997, prompt payment resulting from the availability of vendor discounts resulted in a significant decrease in accounts payable. This decrease was funded by the decrease in inventory purchases as a result of tighter controls and monitoring of inventory. At March 31, 1998, the Company had working capital of $3,582,000 and its stockholders' equity was $3,126,000. The Company believes that its present working capital, cash generated from operations and amounts available under the new loan agreement will be sufficient to meet its cash needs during the next year. The Company's principal credit facility is a line of credit ("Line") based on its inventory and receivables and secured by substantially all of the Company's assets including a negative pledge of its Plainview office/warehouse facility. On March 31, 1998 and May 31, 1998 the Company owed approximately $1,200,000 on the Line. On July 9, 1997, the Company voluntarily changed its secured lender in order to obtain a more favorable interest rate. The terms of the new secured lending arrangement (expiring in July 1999) are substantially the same as the previous arrangement except that (i) the lender is a commercial bank, and (ii) the interest rate is appreciably lower. The Company's relationship with its secured lender is satisfactory and the Company believes that the lending arrangement will be adequate for the foreseeable future.

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

Name, Age, Cal. Year First
Became a Director or Officer
& Director Class if applicable.      Principal Occupation for past five years
-------------------------------      ----------------------------------------

Howard Amster                     Private investor and registered representative
Director                          with Everen Securities, Inc., Cleveland,
50 - since 1992 - Class III       Ohio. Director, Geauga Savings Bank, a
                                  northern Ohio savings and loan; and Trustee, CleveTrust Realty Investors, a real estate company.

John C. Loring                    Attorney and private investor, Chicago,
Director and Chairman             Illinois. Mr. Loring is a director of Geauga
53 - since 1988 - Class III       Savings Bank, a northern Ohio savings and
                                  loan, and was formerly Vice Chairman and a director of GalVest, Inc., a Houston oil and gas company, Weatherford International, a
                                  Houston well servicing company, Fleet
                                  Aerospace, Inc., a Toronto manufacturer of components for the aerospace market, and Guardian Bankcorp., Inc., a former Los Angeles
                                  Bank.

Michael McGuire                   Mr. McGuire joined the Company in 1969. Prior
Director, CEO and President       to becoming CEO and President he was the
44 - since 1991 - Class I         Company's General Manager and Director of
                                  Operations.

Irene S. Lyons                    Prior to joining the Company in 1993, Ms.
CFO, Executive Vice               Lyons, a Certified Public Accountant, was
President, Treasurer and          employed with KPMG Peat Marwick as a Senior
Secretary                         Accountant.
30 - since 1993

Mark Schindler                    Mr. Schindler is a self-employed consultant,
Director                          private investor, and Secretary, Treasurer and
76 - since 1960 - Class II        director of Madison Venture Capital II, Inc.,
                                  New York, New York. Mr. Schindler was formerly a director and officer of Natural Child Care, Inc./Winners All International, Ltd., Light
                                  Savers U.S.A., Inc. which became Hospitality
                                  Worldwide Services, Inc., Servtex
                                  International Inc. which became Hymedix, Inc.
                                  Mr. Schindler founded Astrex, Inc.

David S. Zlatin                   Chief Operating Officer of Ramat Securities,
Director                          Ltd., Rabbi and private investor.
46 - since 1993 - Class II

Nancy Shields                     Ms. Shields joined the Company in 1990. Prior
Executive Vice President          to becoming Vice President she was the
41 - since 1995                   Corporate Product Manager and has worked in
                                  the electronics distribution industry since
                                  1977.

Wayne Miller                      Mr. Miller joined the Company in 1996 as the
Executive Vice President          Director of New Business Development. Prior
44 - since 1997                   to 1996, Mr. Miller has held various
                                  management positions within the electronics industry. He has worked in the electronics distribution industry since 1975.

Robert McGuire                    Mr. McGuire joined the Company in 1981. Prior
Executive Vice President          to becoming Vice President he held the
48 - since 1997                   position of Warehouse Manager and has worked
                                  in the distribution industry since 1976.

      In addition John Loring is Chairman and Secretary of the Company's wholly owned subsidiary AVest, and David Zlatin is President and Treasurer of AVest. They are also AVest's two directors. The officers and directors of T.F. Cushing are the same as for the Company.

      Two of the newly elected Executive Vice Presidents of the Company, Robert McGuire and Wayne Miller, have each belatedly filed one SEC Form 3. The Company is not aware of any other persons who failed to file on a timely basis any reports relating to the Company required by Section 16(a) of the Securities Exchange Act during the fiscal year that ended March 31, 1998.

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

      In the first quarter of fiscal year 1997, the Company awarded 135,000 unregistered shares of the Company's common stock to 19 employees (including Mr. McGuire who received 15,000 shares), none of whom received more than 15,000 shares. To the extent an employee ceases to be employed by the Company prior to March 31, 2000 (other than on account of death) the shares awarded to said employee are forfeited to the Company. It is not expected that any dividends will be paid on these shares for the foreseeable future.

                           SUMMARY COMPENSATION TABLE

                                                                                           Long Term Compensation
Name and                                                  Annual Compensation                      Awards
Principal Position                 Fiscal Year       Salary ($)          Bonus ($)       Restricted Stock Awards ($)
------------------                 -----------       ----------          ---------       ---------------------------
--------------------------------------------------------------------------------------------------------------------
Michael McGuire                       1998           $161,000             $57,360                     --
--------------------------------------------------------------------------------------------------------------------
CEO & President                       1997           $161,000             $57,360                 $4,650(1)
--------------------------------------------------------------------------------------------------------------------
                                      1996           $150,000             $51,500                     --
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Wayne Miller                          1998           $101,506                  --                     --
--------------------------------------------------------------------------------------------------------------------
Executive Vice President of Sales     1997           $ 99,156                  --                 $4,650(1)
--------------------------------------------------------------------------------------------------------------------

(1) 15,000 shares were given as compensation in fiscal year 1997 with a fair market value of 31 cents per share. At March 31, 1998 the fair market value was 31 cents per share.

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

Beneficial Holders Of More Than 5%

--------------------------------------------------------------------------------
Name and Address of Beneficial Owners        Shares Held       Percentage(1)
--------------------------------------------------------------------------------
Howard Amster(2)                              1,209,311           27.12%
205 Express Street
Plainview, New York 11803
--------------------------------------------------------------------------------
William Costaras                                336,184            7.54%
22674 Halburton Road
Beachwood, Ohio 44122
--------------------------------------------------------------------------------
FMR, Corp.(3)                                   565,723           12.69%
82 Devonshire Street
Boston, Massachusetts 02109
--------------------------------------------------------------------------------
Herzog, Heine, Geduld, Inc.                     605,741           13.58%
26 Broadway
New York, New York 10004
--------------------------------------------------------------------------------
John C. Loring(4)                               980,263           21.98%
205 Express Street
Plainview, New York 11803
--------------------------------------------------------------------------------
Michael McGuire(5)                              242,975            5.45%
205 Express Street
Plainview, New York 11803
--------------------------------------------------------------------------------

Officer and Director Holdings

--------------------------------------------------------------------------------
Name and Address of Beneficial Owners        Shares Held       Percentage(1)
--------------------------------------------------------------------------------
Howard Amster(2)                              1,209,311           27.12%
--------------------------------------------------------------------------------
John C. Loring(4)                               980,263           21.98%
--------------------------------------------------------------------------------
Michael McGuire(5)                              242,975            5.45%
--------------------------------------------------------------------------------
Mark Schindler                                    1,449                *
--------------------------------------------------------------------------------
David S. Zlatin                                  10,262                *
--------------------------------------------------------------------------------
Wayne Miller                                     44,000                *
--------------------------------------------------------------------------------
All Other Officers                              100,058            2.24%
--------------------------------------------------------------------------------
All Officers and  Directors as a group        2,588,318           58.04%
(9 persons)
--------------------------------------------------------------------------------

*     Less than 1%.
(1)   Based on 4,459,277 shares outstanding.
(2) Includes 73,886 shares owned by his spouse, the beneficial ownership of which he disclaims.
(3) 565,723 shares are beneficially owned by Fidelity Equity Income Fund, its wholly owned subsidiary.
(4) Includes 77,170 shares owned by his spouse's IRA, the beneficial ownership of which he disclaims.
(5) Includes 90,537 shares owned by his spouse's IRA, the beneficial ownership of which he disclaims.

Item 12. Certain Relationships and Related Transactions.

      "On or about December 17, 1997, the Company purchased 913,586 shares of its Common Stock from Libra-Wilshire Partnership, L.P., a California limited partnership ("Libra"), at $.29 per share (or a total purchase price of $264,940), which purchase was initiated by Libra. These shares represented all of the shares of the Common Stock of the Company held by Libra and constituted approximately 17% of the outstanding shares of the Company at the time of the purchase."

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

(a)(1) Financial Statements                                            Page No.
                                                                       --------

        Report of KPMG Peat Marwick LLP, Certified Public Accountants    F-1

        Consolidated Balance Sheet as of March 31, 1998                  F-2

        Consolidated Statements of Operations for the years ended
        March 31, 1998 and 1997                                          F-3

        Consolidated Statements of Shareholders' Equity for the
        years ended March 31, 1998 and 1997                              F-4

        Consolidated Statements of Cash Flows for the years ended
        March 31, 1998 and 1997                                          F-5

        Notes to Consolidated Financial Statements                       F-6

(a)(3) Exhibits

      The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

                                                        Previously Filed and
                                                      Incorporated by reference
Exhibit  Description                                      or Filed Herewith
-------  -----------                                  -------------------------

3 (a)    Certificate of Incorporation of Astrex,      Filed as Exhibit 3(a) to
         Inc., as amended (a Delaware corporation)    the Form 10-QSB of the
                                                      Company for the quarter
                                                      ended September 30, 1997

3 (b)    By-Laws of Astrex, Inc., as amended          Filed as Exhibit 3(b) to
                                                      the Form 10-QSB of the
                                                      Company for the quarter
                                                      ended September 30, 1996

10(a)    Credit and Security Agreement (Revolver)     Filed as Exhibit 10(a) to
         between Astrex, Inc. and Fleet National      the Form 10-QSB of the
         Bank dated July 9, 1997                      Company for the quarter
                                                      ended September 30, 1997

10(b)    Appendix A to Credit and Security            Filed as Exhibit 10(b) to
         Agreement (Revolver) between Astrex,         the Form 10-QSB of the
         Inc. and Fleet National Bank dated July      Company for the quarter
         9, 1997                                      ended September 30, 1997

10(c)    Pledge Agreement between Astrex, Inc.        Filed as Exhibit 10(c) to
         and Fleet National Bank dated July 9,        the Form 10-QSB of the
         1997                                         Company for the quarter
                                                      ended September 30, 1997

10(d)    Revolving Credit Promissory Note between     Filed as Exhibit 10(d) to
         Astrex, Inc. and Fleet National Bank         the Form 10-QSB of the
         dated July 9, 1997                           Company for the quarter
                                                      ended September 30, 1997

10(e)    Guaranty Agreement between AVest, Inc.       Filed as Exhibit 10(e) to
         and Fleet National Bank dated July 9,        the Form 10-QSB of the
         1997                                         Company for the quarter
                                                      ended September 30, 1997

10(f)    Guaranty Agreement between T.F. Cushing,     Filed as Exhibit 10(f) to
         Inc. and Fleet National Bank dated July      the Form 10-QSB of the
         9, 1997                                      Company for the quarter
                                                      ended September 30, 1997

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


                                             KPMG PEAT MARWICK LLP

Jericho, New York
May 15, 1998

                          ASTREX, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                 March 31, 1998

                                     Assets

Current assets:
   Cash                                                              $    2,000
   Accounts receivable (net of allowance for doubtful
      accounts of $79,000)                                            1,501,755
   Inventory                                                          3,382,863
   Prepaid expenses and other current assets                             61,827
                                                                     ----------
            Total current assets                                      4,948,445

Fixed assets, net                                                       772,272
Other long-term assets                                                   50,000
                                                                     ----------
                                                                     $5,770,717
                                                                     ==========

                      Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                                     984,675
   Accrued liabilities                                                  334,209
   Current portion of capital lease obligation                           47,851
                                                                     ----------

            Total current liabilities                                 1,366,735
                                                                     ----------
Capital lease obligation                                                 77,634
Loans payable, long-term                                              1,200,000
                                                                     ----------
            Total liabilities                                         2,644,369
                                                                     ----------
Commitments

Shareholders' equity:
   Preferred stock, Series A - par value $5 per share; authorized,
      200,000 shares; issued, none                                           --
   Preferred stock, Series B - par value $.01 per share; authorized,
      10,000,000 shares; issued, none                                        --
   Common stock - par value $.01 per share; authorized, 15,000,000
      shares; issued and outstanding 5,372,863 shares                    53,729
   Additional paid-in capital                                         3,620,359
   Accumulated deficit                                                 (268,528)
                                                                     ----------
                                                                      3,405,560

            Less treasury stock, at cost (913,586 shares)              (264,940)

            Less deferred compensation                                  (14,272)
                                                                     ----------
            Total shareholders' equity                                3,126,348
                                                                     ----------
                                                                     $5,770,717
                                                                     ==========

          See accompanying notes to consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                       Years ended March 31, 1998 and 1997

                                                          1998          1997
                                                          ----          ----

Net sales                                             $14,263,651    14,384,930
Cost of sales                                          10,938,301    10,813,922
                                                      -----------   -----------
           Gross profit                                 3,325,350     3,571,008

Selling, general and administrative expenses            2,888,645     3,051,710
                                                      -----------   -----------
           Income from operations                         436,705       519,298

Interest expense                                         (103,225)     (181,622)
Other income, net                                              46           346
                                                      -----------   -----------
           Income before provision
                 for income taxes                         333,526       338,022

Provision for income taxes                                 11,525        31,474
                                                      -----------   -----------
           Net income                                 $   322,001       306,548
                                                      ===========   ===========
Net income per share:
   Basic                                              $       .07           .06
                                                      ===========   ===========
   Diluted                                            $       .06           .06
                                                      ===========   ===========
Weighted average number of shares outstanding:
   Basic                                                4,965,036     5,219,404
                                                      ===========   ===========
   Diluted                                              5,099,269     5,344,788
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                       Years ended March 31, 1998 and 1997

                                                   Common stock
                                             par value $.01 per share  Additional    Accu-               Deferred
                                             ------------------------   paid-in     mulated   Treasury    compen-
                                                Shares      Amount      capital     deficit    stock      sation      Total
                                                ------      ------      -------     -------    -----      ------      -----
Balance, March 31, 1996                        5,090,363   $ 50,904    3,547,931   (897,077)        --        --    2,701,758

Shares granted to employees                      135,000      1,350       27,945         --         --   (29,295)          --

Amortization of deferred compensation                 --         --           --         --         --     7,161        7,161

Shares sold to employees                         150,000      1,500       45,000         --         --        --       46,500

Net income                                            --         --           --    306,548         --        --      306,548
                                              ----------   --------   ----------   --------   --------   -------   ----------
Balance, March 31, 1997                        5,375,363     53,754    3,620,876   (590,529)        --   (22,134)   3,061,967

Treasury stock acquisition                      (913,586)        --           --         --   (264,940)       --     (264,940)

Amortization of deferred compensation                 --         --           --         --         --     7,320        7,320

Shares forfeited under deferred compensation
     arrangement                                  (2,500)       (25)        (517)        --         --       542           --

Net income                                            --         --           --    322,001         --        --      322,001
                                              ----------   --------   ----------   --------   --------   -------   ----------
Balance, March 31, 1998                        4,459,277   $ 53,729    3,620,359   (268,528)  (264,940)  (14,272)   3,126,348
                                              ==========   ========   ==========   ========   ========   =======   ==========

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

      Revenue Recognition

      Sales revenue is recognized upon shipment of products. Right of return is for damaged product only.

      Inventory

      Inventory, consisting principally of finished goods, is stated at the lower of cost (first-in, first-out) or market.

                          ASTREX, INC. AND SUBSIDIARIES

                                                                     (Continued)

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

                          ASTREX, INC. AND SUBSIDIARIES

(3)   Fixed Assets

      Fixed assets consist of the following:

                                                         Estimated
                                                        useful life
                                                        -----------
      Land                                $  128,836        --
      Building and improvements              570,282     30 years
      Equipment, furniture and fixtures      421,746   5 to 10 years
                                          ----------
                                           1,120,864

      Less accumulated depreciation          348,592
                                          ----------
                                          $  772,272
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

                          ASTREX, INC. AND SUBSIDIARIES

(5),  Continued

      Total income tax expense for fiscal 1998 and 1997 differed from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

                                                          1998       1997
                                                          ----       ----

      Computed "expected" tax expense                  $ 113,500    115,000
      State income taxes                                  11,525     31,474
      Utilization of net operating loss carryforwards   (113,500)  (115,000)
                                                       ---------   --------

                                                       $  11,525     31,474
                                                       =========   ========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1998 are presented below:

      Deferred tax assets:
         Net operating loss carryforward              $2,040,000
         Inventory reserve and cost capitalization       751,000
         Bad debts                                        32,000
                                                      ----------
               Total gross deferred tax assets         2,823,000

      Less valuation allowance                         2,769,000
                                                      ----------
                                                          54,000
      Deferred tax liabilities:
         Depreciation                                     54,000
                                                      ----------
                                                      $       --
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

                          ASTREX, INC. AND SUBSIDIARIES

(6),  Continued

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

      The Company has elected not to implement the provisions of SFAS No. 123 "Accounting for Stock Based Compensation", but has elected to continue following the provisions of APB No. 25 "Accounting for Stock Issued to Employees" for stock awarded to employees or stock made available for employee purchase. The effect on net income or net income per share of not implementing the provisions of FASB No. 123 is insignificant.

(8)   Capital Leases

      The Company finances the purchase of certain computer and telephone equipment through capital leases. At March 31, 1998 and 1997, equipment, furniture and fixtures include $122,255 and $169,672, respectively, of net assets recorded under capital leases. The Company's minimum future obligations under these capital leases are as follows:

               Fiscal 1999                         $  57,579
               Fiscal 2000                            51,209
               Fiscal 2001                            32,724
                                                   ---------
               Total minimum lease payments          141,512
               Less amount representing interest      16,027
                                                   ---------
               Present value of net minimum lease
                  payments (including current
                  portion of $47,851)              $ 125,485
                                                   ---------

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

      As part of the Company's Franchise agreements with Hypertronics Corporation, signed in November 1997 and Sumitomo Electric, signed in June 1998, the Company agreed to pre-purchase a total of $84,000 in inventory.

                                   Signatures

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ASTREX, INC.
                                  (Registrant)

                             by /s/ Michael McGuire
                                -------------------
                           Michael McGuire, Director,
                      President and Chief Executive Officer
                          (principal executive officer)

Dated: January 20, 1999
       ----------------

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John C. Loring                        /s/  Michael McGuire
-------------------------------------     -------------------------------------
John C. Loring, Chairman of the Board     Michael McGuire, Director,
             and Director                 President and Chief Executive Officer
                                          (principal executive officer)


Dated: January 20, 1999                   Dated: January 20, 1999
       ----------------                          ----------------


/s/ Howard Amster                         /s/ Lori A. Sarnataro
-------------------------------------     -------------------------------------
Howard Amster, Director                   Lori A. Sarnataro, CFO
                                          (principal financial and accounting
                                          officer)

Dated: January 20, 1999                   Dated: January 20, 1999
       ----------------                          ----------------


/s/ David S. Zlatin                       s/ Mark Schindler
-------------------------------------     -------------------------------------
David S. Zlatin, Director                 Mark Schindler, Director

Dated: January 20, 1999                   Dated: January 20, 1999
       ----------------                          ----------------