Form 10QSB
period 1998-12-31
ASTREX INC
filed 1999-02-16
CIK 8038

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended             December 31, 1998
                                           -----------------


                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------

                         Commission file number 1-4530
                                                ------

                                  ASTREX, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                        13-1930803
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                  205 Express Street, Plainview, New York 11803
                    (Address of principal executive offices)

                                 (516) 433-1700
                (Issuer's telephone number, including area code)


    -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.     Yes   X    No
                 -----     -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of February 9, 1999 common shares outstanding were 5,659,277.

                                  ASTREX, INC.

                                      INDEX



                                                                           Page
                                                                            No.
PART I:

Financial Statements:

         Consolidated Balance Sheets
         December 31, 1998 (unaudited) and March 31, 1998 . . . . . . . . .   1

         Consolidated Statements of (Loss)Income (unaudited)
         Nine months and three months ended December 31, 1998 and 1997  . .   2

         Consolidated Statements of Cash Flows (unaudited)
         Nine months ended December 31, 1998 and 1997 . . . . . . . . . . .   3

         Notes to Consolidated Financial Statements (unaudited) . . . . . .   4

Management's Discussion and Analysis or Plan of Operations  . . . . . . . . 5-6


PART II:

Other Information and Signatures  . . . . . . . . . . . . . . . . . . . . .   7

                         PART I - Financial Information

                          ASTREX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                December 31, 1998       March 31, 1998
                                                                   (Unaudited)
                                                                -----------------       --------------
                                                                             (000) Omitted

Current Assets:
   Cash                                                                  $2                     $2

   Accounts receivable (net of allowance
     for doubtful accounts of $79 at December 31, 1998
     and at March 31, 1998)                                           1,668                  1,502

   Inventory                                                          4,250                  3,383

   Prepaid expenses and other
     current assets                                                      87                     62
                                                                     ------                 ------

     Total current assets                                             6,007                  4,949

Property, plant and equipment at cost (net of
   accumulated depreciation of $417 at December 31,
   1998 and $349 at March 31, 1998)                                     730                    772
Investments                                                             288                     50
                                                                     ------                 ------

Total Assets                                                         $7,025                 $5,771
                                                                     ======                 ======

Current Liabilities:
   Accounts payable                                                   1,208                    985
   Accrued liabilities                                                  492                    334
   Current portion of capital lease obligation                           47                     48
                                                                     ------                 ------

      Total current liabilities                                       1,747                  1,367
                                                                     ------                 ------

   Capital lease obligation                                              44                     78
   Loans payable                                                      1,886                  1,200
                                                                     ------                 ------

                                                                      3,677                  2,645
Shareholders' Equity:
  Preferred Stock, Series A - issued, none                               --                     --
  Preferred Stock, Series B - issued, none                               --                     --
  Common Stock - par value $.01 per share; authorized,
      15,000,000 shares; issued 6,572,863 shares at
       December 31, 1998 and issued 5,372,863
      shares at March 31, 1998                                           66                     54
  Additional paid-in capital                                          3,908                  3,620
  Accumulated deficit                                                  (352)                  (269)
                                                                     ------                 ------
                                                                      3,622                  3,405
         Less:  treasury stock, at cost (913,586 shares)               (265)                  (265)
         Less:  deferred compensation                                    (9)                   (14)
                                                                     ------                 ------

    Total shareholders' equity                                        3,348                  3,126
                                                                     ------                 ------

Total liabilities and shareholders' equity                           $7,025                 $5,771
                                                                     ======                 ======


     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                                   (Unaudited)



                                                                       NINE MONTHS ENDED        THREE MONTHS ENDED
                                                                         DECEMBER 31,                DECEMBER 31,
                                                                     1998           1997          1998           1997
                                                                  -----------    -----------   -----------    -----------
                                                                        (000) Omitted                 (000) Omitted

Net sales                                                           $10,374        $10,966        $3,591         $3,179
Cost of sales                                                         8,014          8,400         2,821          2,413
                                                                    -------        -------        ------         ------

          Gross profit                                                2,360          2,566           770            766

Selling, general and
  administrative expenses                                             2,262          2,192           782            706
                                                                    -------        -------        ------         ------

          Income(loss) from operations                                   98            374           (12)            60

Write-down of investment                                                 83             --            83             --
Interest expense                                                         81             86            23             20
                                                                    -------        -------        ------         ------

          (Loss) income before provision
            for income taxes                                            (66)           288          (118)            40

Provision for income taxes                                               17             12             6             --
                                                                    -------        -------        ------         ------

          Net (loss)income                                             ($83)          $276         ($124)           $40
                                                                    =======        =======        ======         ======

Per share data for the nine months and three months ended December 31, 1998 and 1997 are as follows:

Weighted average number of
   common shares outstanding:
          Basic                                                     5,068,595      5,173,920     5,526,777      5,041,757
                                                                  ===========    ===========   ===========    ===========
          Diluted                                                   5,068,595      5,308,920     5,526,777      5,176,757
                                                                  ===========    ===========   ===========    ===========

Net (loss) income per share:
          Basic                                                        ($0.02)         $0.05        ($0.02)         $0.01
                                                                  ===========    ===========   ===========    ===========
          Diluted                                                      ($0.02)         $0.05        ($0.02)         $0.01
                                                                  ===========    ===========   ===========    ===========




     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  FOR THE NINE MONTHS
                                                                   ENDED DECEMBER 31,
                                                                  1998           1997
                                                                 -----           -----
                                                                     (000) Omitted

Cash Flows From Operating Activities:

  Net (loss)/income                                               ($83)           $276

  Adjustments to reconcile net (loss)income to net
   cash (used in) provided by operating activities:
     Depreciation and amortization                                  68              76
     Stock compensation                                              5               5
     Write-down of investment                                       83              --
  Changes in assets and liabilities:
        Increase (decrease) in accounts receivable, net           (166)            164
        Increase in prepaid expenses and other
           current assets                                          (25)            (32)
        (Increase) decrease in inventory                          (867)            391
        Increase in accounts payable                               223              52
        Increase (decrease) in accrued liabilities                 158            (170)
                                                                 -----           -----

Net cash (used in) provided by operating activities               (604)            762
                                                                 -----           -----

Cash flows used in investing activities:

    Increase in investment                                        (321)            (50)
    Capital expenditures                                           (26)            (23)
                                                                 -----           -----

Net cash used in investing activities                             (347)            (73)
                                                                 -----           -----

Cash flows from financing activities:

    Proceeds from Common Stock issuance                            300              --
    Principal payments under capital lease obligations             (35)            (32)
    Purchase of Treasury Stock                                      --            (265)
    Proceeds from (repayments of) loans payable, net               686            (392)
                                                                 -----           -----

Net cash provided by (used in) financing activities                951            (689)
                                                                 -----           -----

Net increase in cash for the nine months
      ended December 31                                             --              --

Cash - beginning of period                                           2               2
                                                                 -----           -----

Cash - end of period                                               $ 2             $ 2
                                                                 =====           =====




     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




UNAUDITED FINANCIAL STATEMENTS


In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of December 31, 1998. The results of operations and cash flows for the nine month period ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information in this interim report for the nine months ended December 31, 1998 and 1997 presents fairly the Company's financial position consistent with the Company's accounting practices and principles used in interim reports. Accordingly, certain items included in these statements are based upon best estimates, particularly cost of goods sold. For the nine month and three month periods ended December 31, 1998 and 1997 these costs have principally been determined by utilizing perpetual inventory records. The calculation of the actual cost of goods sold amount is predicated upon a physical inventory taken only at the end of each fiscal year.

On July 20, 1998 the Company entered into an agreement with Enigma Energy Company, L.L.C. ("Enigma") and its equity holders to purchase an 8% equity interest in Enigma with an option ("Enigma Option") to purchase the remaining equity interest in late 1998 or early 1999. Enigma is a closely held Dallas, Texas producer of natural gas and oil. It owns working interests in several leases located principally in Panola County, Texas including seven producing wells, two `shut in' wells, and several potential well sites. The purchase price for the 8% equity interest and Enigma Option was $300,000 ($225,000 attributed to the equity interest and the remaining $75,000 attributed to the Enigma Option). The Company funded the $300,000 purchase price through the private placement of 1,200,000 unregistered shares of its Common Stock with its Chairman of The Board and members of his family at twenty-five cents a share ("Private Placement"). The Private Placement Agreement provided in part that if the Company did not make a rights offering of registered shares on similar terms by November 1998, which it did not, then the Company would have the option of repurchasing those privately placed shares, ("Private Placement Option"). On December 15, 1998 the Company determined in light of Enigma's post July 1998 drilling results and the depressed energy market that it would not exercise the Enigma Option. As a consequence of this decision the $75,000 attributed to the value of the Enigma Option and $7,500 of directly related costs have been expensed. The Company continues to own an 8% minority equity interest in Enigma, see Part II, Item 5 "Other Information".

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS



RESULTS OF OPERATIONS


         The Company had a net loss of $83,000 for the nine months ended December 31, 1998 versus net income of $276,000 for the same period last fiscal year. The decrease is attributable to lower sales and gross profit, as well as a write down of $83,000 of an investment.

         Sales decreased by approximately $592,000, or 5.4%, for the nine months and increased by approximately $412,000 or 13% for the three months ended December 31, 1998, from the comparable nine and three month period in 1997, respectively. The increase in third quarter sales is the result of the Company shipping several large lower margin orders. The decrease in the first two quarters is the result of generally weak market conditions.


         Gross profit percentages remained constant at approximately 23% for the nine months and decreased by 2.6% from 24% to 21.4% for the three months ended December 31, 1998 from the comparable periods in 1997. The decrease in the gross profit percentage for the quarter ended December 31, 1998 is explained in the previous paragraph.


         Selling, general and administrative expenses increased by approximately $70,000, or 3%, for the nine months and approximately $76,000 or 10.8% for the three months ended December 31, 1998 from the comparable previous nine month and three month period in 1997, in spite of the decrease in sales and commission expense. This increase is primarily the result of additional expenses associated with the implementation and certification of ISO 9002, along with, increases in sales personnel. ISO 9002 is a globally recognized certifiable series of standards for implementing and managing a quality system in order to ensure a quality product. The Company has made this investment to increase its marketability in both the United States and internationally.


         Interest expense decreased approximately $5,000 or 5.8% for the nine months ended December 31, 1998 and increased $3,000 or 15% for the three months ended December 31, 1998, from the previous comparable nine month and three month period in 1997. This decrease is due primarily to lower interest rates for the three months ended June 30, 1998, as a result of the new lending agreement dated July 9, 1997, as discussed further under "Liquidity and Capital Resources". The increase in the three month period from October 1 through December 31, 1998 from the prior comparible three month period in 1997 was primarily the result of slight increase in borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $686,000 in cash from its increased line of credit to purchase inventory. At December 31, 1998, the Company had working capital of $4,260,000 and its stockholders' equity was $3,348,000. The Company believes that its present working capital, cash generated from operations and amounts available under the new loan agreement will be sufficient to meet its cash needs during the next year. However, the Company does contemplate that in light of its private placement in July 1998 and so that it will have cash available in the event of new business opportunities, it intends to make a rights offering to shareholders at twenty five cents a share during the summer of 1999, see Item 5. "Other Information". The Company's principal credit facility is a line of credit ("Line") measured by its inventory and receivables and secured by substantially all of the Company's assets including a negative pledge of (i.e. that the Company will not otherwise mortgage to any other person) its Plainview office/warehouse facility. On December 31, 1998 the Company owed approximately $1,886,000 on the Line. On July 9, 1997, the Company changed its secured lender. The terms of the new secured lending arrangement (expiring in July 1999) were substantially the same as the previous arrangement except that (i) the lender is a commercial bank, and (ii) the interest rate is appreciably lower. The
Company's relationship with its new and previous secured lenders is and was satisfactory. The change in secured lenders was voluntarily made by the Company in order to obtain a lower interest rate. On August 31, 1998 the Company amended its agreement dated July 9, 1997 to increase its maximum availability under its credit line, subject to sufficient supporting inventory and receivables, from $2,500,000 to $3,500,000. In addition, the Company lowered its interest rate by
 .5% and extended the agreement until July 7, 2000. The Company believes that the new secured lending arrangement will be adequate for the foreseeable future.


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

                           PART II - OTHER INFORMATION


Item 5.    Other Information


On July 20, 1998 the Company entered into an agreement with Enigma Energy Company, L.L.C. ("Enigma") and its equity holders to purchase an 8% equity interest in Enigma with an option ("Enigma Option") to purchase the remaining equity interest in late 1998 or early 1999. Enigma is a closely held Dallas, Texas producer of natural gas and oil. It owns working interests in several leases located principally in Panola County, Texas including seven producing wells, two `shut in' wells, and several potential well sites. The purchase price for the 8% equity interest and Enigma Option was $300,000 ($225,000 attributed to the equity interest and the remaining $75,000 attributed to the Enigma Option).

The Company funded the $300,000 purchase price through the private placement of 1,200,000 unregistered shares of its Common Stock with its Chairman of The Board and members of his family at twenty-five cents a share ("Private Placement"). The Private Placement Agreement provided in part that if the Company did not make a rights offering of registered shares on similar terms by November 1998, which it did not, then the Company would have the option of repurchasing those privately placed shares, ("Private Placement Option").

On December 15, 1998 the Company determined in light of Enigma's post July 1998 drilling results and the depressed energy market that it would not exercise the Enigma Option. As a consequence of this decision the $75,000 attributed to the value of the Enigma Option and $7,500 of directly related costs have been expensed. The Company continues to own an 8% minority equity interest in Enigma.

In February 1999 the Company, without the participation of its Chairman of the Board, determined that it would not be in the best interests of the Company to exercise the Private Placement Option. It further advised at that time that it contemplated making a rights offering to shareholders at twenty five cents a share during the summer/fall of 1999.



Cautionary Language Regarding Future Looking Statements.

This Item 5 and `Management's Discussion and Analysis or Plan of Operations' earlier herein contains forward looking statements that involve risks and uncertainties including those relating to a future Company decision or ability to commence or complete a rights offering and those relating to the value of Enigma, its properties, or drilling and production prospects with respect to the same or for the Company to be year 2000 compliant. Other potential risks and uncertainties include, among others, the competitive nature of the Company's current business, the risks of, the sometime speculative nature of, and the competetive nature of the oil and gas business. More information about some of the many potential factors which could affect the Company's business and financial results is included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998, including (without limitation) under the captions "Description of Business", "Description of Property" and "Management's Discussion and Analysis or Plan of Operation," and the Company's Reports on Form 10-QSB for the quarterly periods ended on June 30, 1998 and September 30, 1998 all of which is on file with the Securities and Exchange Commission (http://www.sec.gov).

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

                                                                              Filed as Exhibit 3(b) to the Form
3 (b)         By-Laws of Astrex, Inc., as amended                             10-QSB of the Company for the quarter
                                                                              ended September 30, 1996



27            Financial Data Schedule                                                    Filed herewith



(B)      Reports on Form 8-K:
            None

                                   SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.



                                                ASTREX, INC.

Date:  February 12, 1998                        By: s/ Michael McGuire
      ------------------                            ------------------------
                                                Michael McGuire
                                                Director, President and
                                                Chief Executive Officer


                                                CHIEF FINANCIAL OFFICER
                                                OF ASTREX, INC.

Date:  February 12, 1998                        s/ Lori A. Sarnataro
      ------------------                        ----------------------------
                                                Lori A. Sarnataro
                                                Chief Financial Officer