Form 10KSB/A
period 1998-03-31
ASTREX INC
filed 1999-04-08
CIK 8038

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-KSB/A-2

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

(a)(3) Exhibits

      The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

                                                               Previously Filed and Incorporated
Exhibit   Description                                            by reference or Filed Herewith
-------   -----------                                            ------------------------------
3 (a)     Certificate of Incorporation of Astrex, Inc.,      Filed as Exhibit 3(a) to the Form 10-QSB
          as amended (a Delaware corporation)                of the Company for the quarter ended
                                                             September 30, 1997

3 (b)     By-Laws of Astrex, Inc., as amended                Filed as Exhibit 3(b) to the Form 10-QSB
                                                             of the Company for the quarter ended
                                                             September 30, 1996

10(a)     Credit and Security Agreement (Revolver)           Filed as Exhibit 10(a) to the Form 10-QSB
          between Astrex, Inc. and Fleet National            of the Company for the quarter ended
          Bank dated July 9, 1997                            September 30, 1997

10(b)     Appendix A to Credit and Security Agreement        Filed as Exhibit 10(b) to the Form 10-QSB
          (Revolver) between Astrex, Inc. and Fleet          of the Company for the quarter ended
          National Bank dated July 9, 1997                   September 30, 1997

10(c)     Pledge Agreement between Astrex, Inc. and          Filed as Exhibit 10(c) to the Form 10-QSB
          Fleet National Bank dated July 9, 1997             of the Company for the quarter ended
                                                             September 30, 1997

10(d)     Revolving Credit Promissory Note between           Filed as Exhibit 10(d) to the Form 10-QSB
          Astrex, Inc. and Fleet National Bank dated         of the Company for the quarter ended
          July 9, 1997                                       September 30, 1997

10(e)     Guaranty Agreement between AVest, Inc. and         Filed as Exhibit 10(e) to the Form 10-QSB
          Fleet National Bank dated July 9, 1997             of the Company for the quarter ended
                                                             September 30, 1997

10(f)     Guaranty Agreement between T.F. Cushing, Inc.      Filed as Exhibit 10(f) to the Form 10-QSB
          and Fleet National Bank dated July 9, 1997         of the Company for the quarter ended
                                                             September 30, 1997

21        Subsidiaries of the registrant                                Filed Herewith

27        Financial Data Schedule                            Filed as Exhibit 27 to Form 10-KSBA-1 of the
                                                             Company for the year ended March 31, 1998

                                   Signatures

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ASTREX, INC.
                                  (Registrant)

                             by /s/ Michael McGuire
                                ---------------------------
                           Michael McGuire, Director,
                      President and Chief Executive Officer
                          (principal executive officer)

Dated: April 6, 1999

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John C. Loring                        /s/  Michael McGuire
-------------------------------------     --------------------------------------
John C. Loring, Chairman of the Board     Michael McGuire, Director,
                and Director              President and Chief Executive Officer
                                          (principal executive officer)

Dated: April 6, 1999                      Dated: April 6, 1999


/s/ Howard Amster                         /s/ Lori A. Sarnataro
-------------------------------------     --------------------------------------
Howard Amster, Director                   Lori A. Sarnataro, CFO
                                          (principal financial and accounting
                                          officer)

Dated: April 6, 1999                      Dated: April 6, 1999


/s/ David S. Zlatin                       s/ Mark Schindler
-------------------------------------     --------------------------------------
David S. Zlatin, Director                 Mark Schindler, Director

Dated: April 6, 1999                      Dated: April 6, 1999