Form 10QSB/A
period 1998-06-30
ASTREX INC
filed 1999-04-08
CIK 8038

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1998
                                                ---------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to____________________

                          Commission file number 1-4530
                                                --------

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of August 7, 1998 common shares outstanding were 5,659,277.

Item 6. Exhibits and Reports on Form 8-K.

(A)   Exhibits

Exhibit     Description                                     Previously Filed and Incorporated
-------     -----------                                     by reference or Filed Herewith
                                                            ---------------------------------
3 (a)       Certificate  of  Incorporation  of Astrex,      Filed as Exhibit 3(a) to
            Inc., as amended (a Delaware corporation)       the Form 10-QSB of the
                                                            Company for the quarter
                                                            ended September 30, 1997

3 (b)       By-Laws of Astrex, Inc., as amended             Filed as Exhibit 3(b) to
                                                            the Form 10-QSB of the
                                                            Company for the quarter
                                                            ended September 30, 1996

10(a) ANNEX "A" to the Purchase and Option Agreement Filed herewith between Astrex, Inc., Enigma Energy Company and Members dated June 6, 1998

            Purchase and Option Agreement between           Filed as Exhibit 10(a) to
            Astrex, Inc., Enigma Energy Company and         the Form 10-QSB of the
            Members dated June 6, 1998                      Company for the quarter
                                                            ended June 30, 1998

10(b)       Subscription and Stock Purchase Agreement       Filed as Exhibit 10(a) to
            between Astrex, Inc. and John C. and            the Form 10-QSB of the
            Elizabeth S. Loring dated July 15, 1998         Company for the quarter
                                                            ended June 30, 1998

27          Financial Data Schedule                         Filed as Exhibit 10(a) to
                                                            the Form 10-QSB of the
                                                            Company for the quarter
                                                            ended June 30, 1998

(B)   Reports on Form 8-K:
        None

                                   SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ASTREX, INC.


Date: April 6, 1998                     By: /s/ Michael McGuire
      -------------                         -------------------
                                        Michael McGuire
                                        Director, President and
                                        Chief Executive Officer


                                        By: /s/ Lori A. Sarnataro
                                            ---------------------
                                        Lori A. Sarnataro
                                        Chief Financial Officer