Form 10KSB
period 1999-03-31
ASTREX INC
filed 1999-06-29
CIK 8038

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999


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



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to each filing requirements for the past 90 days. Yes X No.
         ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year.  $14,373,403.


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $487,270 as of May 27,1999 (See Item 5).


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,629,277 shares of Common Stock as of May 27, 1999.

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

Item 7.   -  Financial Statements                    Item 13.  Exhibits, Financial Statements and Reports
                                                               on Form 8-K

Item 7a. -  Quantitative and Qualitative             Item 7a. - Quantitative and Qualitative
            Disclosure About Market Risk                        Disclosure About Market Risk

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

Item 10. -  Executive Compensation                   Item 10.  Executive Compensation

Item 11. -  Security Ownership of Certain            Item 11.  Security Ownership of Certain Beneficial
            Beneficial Owners and                              Owners and Management
            Management

Item 12. - Certain Relationships and                 Item 12.  Certain Relationships and Related
           Related Transactions                                Transactions

Item 13. - Exhibits and Reports on                   Item 13.  Exhibits, Financial Statements and
           Form 8-K                                            Reports on Form 8-K


                                     Part I

Item 1.  Business.

                                     General

         Astrex, Inc., a Delaware corporation (the "Company" or "Astrex"), is a value-added distributor of electronic components used to connect, control, regulate or store electricity in equipment. The principal products assembled and sold by Astrex are "connectors." Connectors link a wire or group of wires to another wire or group of wires. Other products sold include relays, switches, and LED's.

         The Company (including its wholly owned subsidiaries T.F. Cushing, Inc. and AVest, Inc.) has 60 employees, principally at facilities in Plainview, New York and West Springfield, Massachusetts and carries in inventory over 25,000 different electronic parts from approximately 20 manufacturers, including Amphenol Corporation, Hirose Electric (USA), Inc., ITT Cannon, ITW Switches, Litton Winchester Electronics, Micro Switch (division of Honeywell, Inc.), Packard Hughes Interconnect, and WPI Salem Division (Wire Pro). While the Company sells a portion of this inventory without any further value enhancements, a significant portion of its sales consists of components assembled to customer specifications. The Company's sales are worldwide with a concentration in the Northeast and Mid-Atlantic States. The Company serves more than 3,200 customers representing a broad range of electronics users from major original equipment manufacturers, to engineering firms and research and educational institutions. The Company's largest industry markets include the defense, aerospace, industrial equipment, and computer industries.

         Approximately 81% of the products sold by the Company are connectors. A connector links electronic components together and generally consists of a shell, insert, contacts and adaptive hardware. Each of these four parts has many variations and can be assembled together in almost unlimited combinations. Connectors range in price, depending on design, complexity, use, and availability from $0.25 to $2,500 a connector. The Company has traditionally emphasized the sale of connectors that meet a higher standard of reliability and performance including those meeting United States military specifications. Most of the connectors sold by the Company range in price from $5 to $70 each.

         The Company has the capacity to both assemble and test connectors to customer's specifications, which is a capability that some of its competitors do not have. The assembly capability also enables the Company to inventory fewer finished parts and to deliver a wider variety of finished connectors, substantially enhancing service to its customers. During the fiscal year ended March 31, 1999, of the 81% of connectors sold, approximately 41% of the Company's sales represented assembled connectors, approximately 35% of the Company's sales represented connectors not requiring further assembly by the Company and approximately 5% of the Company's sales represented unassembled connector parts.

         The other products sold by the Company are devices that control or regulate the flow of electricity to or within components, including relays and switches that control current by opening or closing an electric circuit. These products represented approximately 19% of sales.

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

         The Company markets the products of approximately 20 manufacturers. Its four largest suppliers, ITT Cannon, Amphenol Corporation, ITW Switches and Packard Hughes Interconnect accounted for approximately 44% of the purchases for fiscal year ending March 31, 1999.

         The Company has satisfactory relations with its suppliers, most of which have done business with the Company for over 15 years. The Company believes that most of the products it presently sells are available from other sources at competitive prices. Most of the products sold by the Company are pursuant to franchise agreements that are typically cancelable at any time.

         As of March 31, 1999 the Company's net inventory aggregated approximately $4,440,000 of which approximately 88% consisted of connectors. While manufacturers generally do not give distributors, such as the Company, the absolute right to return unsold inventory, it is the policy of many manufacturers to protect or partially protect franchised distributors, such as the Company, against the potential write-down of inventories due to technological change or manufacturer's price reductions. Similarly, a manufacturer who elects to terminate a franchise may be required to purchase from the distributor a substantial, if not the total, amount of its product carried in inventory. No assurance can be given however, that these industry practices will continue.

         The Company serves more than 3,200 customers representing a broad spectrum of electronic users ranging from major original equipment manufacturers to engineering firms and research and educational institutions. Such customers include manufacturers in the aerospace, industrial, defense and computer industries. No single customer accounted for more the 10% of sales, during years ended 1999 and 1998.

         Many of the Company's customers require delivery schedules, which are generally not available on direct purchase from manufacturers. The Company offers its customers the convenience of diverse and extensive local inventories and rapid deliveries. In addition, because of its expertise in connectors, the Company can offer its customers technical advice and support, and innovative solutions to customer problems. The Company believes that its has good long-term relationships with its customers extending, in some cases, over a period of 20 years.

         For the fiscal year ended March 31, 1999 and 1998, 79% and 79% of the Company's sales, respectively, were in the Northeast and Mid-Atlantic States, 16% and 18% of sales, respectively were to other parts of the country and 5% and 3% of sales, respectively were for export.

         Sales are generated by the Company's field sales force, which covers specific geographic territories and customers; by the Company's inside telephone sales force; by independent sales representatives; and by the use of space advertising in industry publications. Sales are managed and coordinated by regional sales managers and by product managers located in the Company's Plainview, New York or West Springfield, Massachusetts facilities.

         When used herein, the words "believe," "anticipate," "think," "intend," "will be," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof. Readers are also urged carefully to review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including, without limitation, the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation." All references to fiscal year are to the Company's fiscal year which ends March 31.


                               Recent Developments
                               -------------------

         In November 1998, the Company began selling a new line of high density cylindrical connectors manufactured by ITT Cannon. This new line of connectors allows the Company to provide its customers with a very broad offering of cylindrical connectors.

         In October 1998, the Company added an international sales manager to increase its focus on international sales. Results for the first six months have been very positive.

         In November 1998, the Company's quality system became ISO 9002 certified. ISO 9002 is a globally recognized certifiable series of standards for implementing and managing a system to ensure a quality product.

         During the last quarter of the fiscal year ended March 31, 1999 the Company's then auditors, KPMG LLP, advised that it contemplated a significant increase in audit fees. As a consequence the Company determined that it was appropriate to change auditors for the purpose of keeping audit costs reasonably near prior levels while maintaing the same level and quality of service. The Company's new auditors are Grant Thornton LLP, see Item 8 "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure".

         On July 20, 1998 the Company purchased an 8% equity interest in Enigma Energy Company, L.L.C. ("Enigma") with an option ("Enigma Option") to purchase the remaining equity interest in late 1998 or early 1999. Enigma is a closely held Dallas, Texas producer of natural gas and oil. It owns working interests in several leases located principally in Panola County, Texas including seven producing wells, two `shut in' wells, and several potential well sites. The purchase price for the 8% equity interest and Enigma Option was $300,000 ($225,000 attributed to the equity interest and the remaining $75,000 attributed to the Enigma Option).

         The Company funded the $300,000 purchase price through the private placement of 1,200,000 unregistered shares of its Common Stock with its Chairman of The Board and members of his family at twenty-five cents a share ("Private Placement"). The Private Placement Agreement provided in part that if the Company did not make a rights offering of registered shares on similar terms by November 1998, which it did not, then the Company would have the option of repurchasing those privately placed shares, ("Private Placement Option") see
Item 12 "Certain Relationships and Related Transactions".

         On December 15, 1998 the Company determined in light of Enigma's post July 1998 drilling results and the depressed energy market that it would not exercise the Enigma Option. As a consequence of the foregoing, $7,500 of directly related costs and $75,000 attributed to the value of the Enigma Option have been expensed, together with an additional $150,000 recognized as an impairment charge as the asset was deemed not to be recoverable. The Company continues to own an 8% minority equity interest in Enigma.

         In February 1999 the Company, without the participation of its Chairman of the Board, determined that it would not be in the best interests of the Company to exercise the Private Placement Option, see Item 12 "Certain Relationships and Related Transactions".



                                   Competition
                                   -----------

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


                                     Backlog
                                     -------

         At April 1, 1999, the Company's total backlog of confirmed, unfilled orders was approximately $3,801,000, an increase of 19% over the April 1, 1998 backlog of $3,182,000. The Company expects almost the entire backlog to be shipped before the end of the fiscal year ending March 31, 2000. The backlog at year-end is not necessarily indicative of sales for any specific subsequent period.


                       Compliance with Environmental Laws
                       ----------------------------------

         In the fiscal years ending March 31, 1999 and 1998 the Company expended less than $10,000 in order to comply with environmental laws with respect to the Plainview building. The Company has had no other expenditures with respect to such laws in that time period.


                                    Employees
                                    ---------

         As of March 31, 1999 the Company had 60 employees. The Company has senior operating personnel at both its Plainview, New York and West Springfield, Massachusetts facilities, some of whom have been with the Company or a subsidiary for more than 15 years. Management believes that its relations with its employees are satisfactory.

                              Year 2000 Disclosure
                              --------------------

         The Company has completed its assessment of its informational technology systems ("IT Systems) and equipment and has made the necessary changes to make such systems and equipment year 2000 ("Y2K") compliant. Preliminary testing of its informational technology systems has been completed with minimal cost to the Company. The Company believes there is no significant internal risk with regards to Y2K.

          Management is currently monitoring and evaluating vendors and suppliers to determine their compliance and any material impact there might be on the Company. Currently, major suppliers are either Y2K compliant or have established plans to be so by December 1999.

         An inventory and assessment of all non-IT systems (items containing embedded chips, such as electronic door locks, telephones, security systems etc.) is being undertaken. The majority of these systems are not believed to be potential sources of significant disruption.

          The Company is in the process of developing a "worst-case scenario" with respect to the Y2K non-compliance and to develop contingency plans designed to minimize the effects of such a scenario. Although management believes that it is very unlikely that the worst-case scenario will occur, contingency plans will be developed and will address both the IT system and equipment and the non-IT system failure.

         There is still uncertainty as to the broader scope of the Y2K issue as it may affect the Company and third parties that are critical to the Company's operations. As an example, lack of readiness by electrical and water utilities, financial institutions, governmental agencies or other general infrastructure providers could pose significant impediments to our ability to carry on our normal operations. The Company intends to request assurances of Y2K readiness from its telephone and utilities suppliers. However, management has been informed that some suppliers have either declined to provide the requested assurances, or have limited the scope of assurances to which they are willing to permit. If suppliers of services that are critical to the Company's operations were to experience business disruptions as a result of their lack of Y2K readiness, their problems could have a material adverse affect on the financial position and results of operations of the Company. The impact of a failure of readiness by critical suppliers cannot be estimated with confidence, and the effectiveness cannot provide an assurance that there will be no material adverse effects to the financial condition or results of operations of the Company as a result of Y2K issues.



Item 2.  Properties.


         Through its wholly owned subsidiary, AVest, Inc., the Company owns a 22,000 square foot building at 205 Express Street, Plainview, New York. The Company's principal executive offices occupy approximately 750 square feet of that building with the balance of the building space constituting office, warehouse and assembly facilities for the Company. The property is adequately covered by insurance and there are at present no significant renovation, improvement or development plans with respect to the facility. The Company's T.F. Cushing, Inc. subsidiary occupies 3,500 square feet in West Springfield, Massachusetts at an annual rent of $20,760 under a lease that expires August 31, 2000. In addition the Company presently maintains sales offices in Endwell, New York (1,500 square feet, $15,000 annual rent, under a lease that expires December 31, 1999), Willow Grove, Pennsylvania (1,323 square feet, $19,978 annual rent, month-to-month occupancy under a lease which expired December 19, 1992) and Woburn, Massachusetts (1,058 square feet, $19,147 annual rent, under a lease that expires November 30, 1999). All of the Company's premises are adequate for the Company's current and foreseeable requirements. The Company has no present plans to significantly renovate or improve any of its leased properties.

         During fiscal year ended March 31, 1998 the Company made a long-term investment of $50,000 in a real estate investment partnership (which owns and leases commercial property) which represents an immaterial amount of the Company's assets. The Company is not presently or does not plan to engage in other real estate activities but reserves the right to engage in any such activities in the future (generally without stockholder approval).



Item 3.  Legal Proceedings.

         As of March 31, 1999 and the date hereof there was no litigation pending against or on behalf of the Company or its properties.





Item 4.  Submission of Matters to a Vote of Security Holders.


         At the March 25, 1999 Annual Meeting of the Company for the fiscal year ending March 31, 1998, Mr. Mark Schindler and Mr. David S. Zlatin were elected as Class II directors for a term of three years. The other Astrex directors are, John C. Loring, Howard Amster, and Michael McGuire. The voting tally at the meeting was as follows:




--------------------------------------------------------------------------------
                      For             Against       Abstain & Broker Nonvotes
--------------------------------------------------------------------------------

Mr.Schindler       4,002,310           13,957                 0
--------------------------------------------------------------------------------

Mr. Zlatin        4,003,849            12,418                 0
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
       Calendar Year
         & Quarter                High Closing Bid               Low Closing Bid
--------------------------------------------------------------------------------
1997   First Quarter                   9/32                          1/4
--------------------------------------------------------------------------------
       Second Quarter                  9/32                          1/4
--------------------------------------------------------------------------------
       Third Quarter                  11/32                         7/32
--------------------------------------------------------------------------------
       Fourth Quarter                  3/8                          9/32
--------------------------------------------------------------------------------
1998   First Quarter                   5/16                         5/16
--------------------------------------------------------------------------------
       Second Quarter                 11/32                         5/16
--------------------------------------------------------------------------------
       Third Quarter                  11/32                         9/32
--------------------------------------------------------------------------------
       Fourth Quarter                  9/32                       27(cent)
--------------------------------------------------------------------------------
1999   First Quarter                 27(cent)                       1/4
--------------------------------------------------------------------------------

         For purposes of the disclosure of the aggregate market value of the voting stock held by non-affiliates as set forth on page 1 of this Report, the Company has used the price of 9/32 cents (28.125(cent)) per share, which is the average of the reported closing bid and ask prices on May 27, 1999.


         No dividends have been paid on common stock since April 1978 and the Company does not anticipate paying dividends with respect to common stock in the foreseeable future.


         As of May 27, 1999 there were 5,629,277 shares of the Company's common stock outstanding and held by 360 holders of record.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.


         Results of Operations

         The Company showed a net loss of approximately $236,000 for fiscal year 1999 versus net income of approximately $322,000 for fiscal year 1998. The decrease is attributable to a write down of an 8% investment in Enigma of $232,500, as well as, lower gross profit margins and an increase in sales, general and administrative expenses.

         Due to price pressure in all connector markets, the Company's gross margins fell slightly to 22.7% in fiscal 1999 from 23.3% in fiscal 1998. Pricing pressures, which began approximately six years ago, were caused by larger distributors increasing their market share in a relatively weak connector market. The Company responded to these pressures with reduced prices.

         Net sales for the fiscal year ended March 31, 1999 remained relatively constant at approximately $14.4 million as compared to approximately $14.3 million for the fiscal year ended March 31, 1998.

         At April 1, 1999, the Company's total backlog of confirmed, unfilled orders was approximately $3,801,000 an increase of 19% over the April 1, 1998 backlog of $3,182,000.


         Selling, general and administrative expenses increased approximately $232,000, or 8%, for the fiscal year ended March 31, 1999, to $3,120,462 from $2,888,645 for the fiscal year ended March 31, 1998. This increase is primarily the result of additional expenses associated with the implementation and certification of ISO 9002, see Item I "Business, Recent Developments", along with, increases in sales personnel.

         Interest expense increased to $115,452 in fiscal 1999 from $103,225 in fiscal 1998. This was due to an increase in average loan balances.



         Liquidity and Capital Resources


       The Company used approximately $1,200,000 in cash from its line of credit to increase inventory purchases. Inventory purchases increased significantly to satisfy the increase in backlog of confirmed, unfilled orders. The Company began fullfilling its order backlog resulting in an increase in sales and accounts receivable in the last quarter of fiscal year 1999. At March 31, 1999, the Company had working capital of $4,795,376 and its stockholders' equity was $3,197,315. The Company believes that its present working capital, cash generated from operations and amounts available under the new loan agreement will be sufficient to meet its cash needs during the next year. The Company's principal credit facility is a line of credit ("Line") first entered into on July 9, 1997. The Line is secured by substantially all of the Company's assets, and since May 14, 1999, a term loan collateralized by a mortgage on the 205 Express Street property. Borrowings under the Line, other than with respect to the mortgage, is based on the Company's inventory and receivables. Presently the term of the Line runs to April 30, 2002. On March 31, 1999, the Company owed approximately $2,413,000 on the Line. The Company's relationship with its secured lender is satisfactory and the Company believes that the lending arrangement will be adequate for the foreseeable future.


         During the fiscal year ended March 31, 1999 the provisions of the Line were modified to reduce the interest rate, increase the maximum availability and extend the then term. Since that time, on May 14, 1999, the Line was further modified to increase the overall borrowing availability by converting a negative pledge on the Company's 205 Express Street property to a mortgage securing a term loan and extending the term of the Line generally to April 30, 2002.


Item 7.   Financial Statements and Supplementary Data.

         Pages F-1 et. seq. of this Form 10-KSB are by this reference incorporated herein.


Item 7a. Quantitative and Qualitative Disclosure about Market Risk

           The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the libor rate plus 1 1/2 %. At March 31, 1999, $2,412,768 was outstanding under the credit facility. A change in libor rate during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $24,000 on an annualized basis.


Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.


         On March 30, 1999 Astrex, Inc. (the "Company") engaged Grant Thornton LLP ("New Auditor") to audit the Company's financial statements for the fiscal year to end March 31, 1999. For the past several fiscal years KPMG LLP ("Former Auditor") performed the Company's annual audit. The Company elected to change auditors with the approval of its Board of Directors in order to keep its audit costs reasonably near prior levels while maintaining the same level and quality of services.

         Pursuant to Regulation S-B 228.304 of the Securities and Exchange Commission, the Company further advises that (a) its Former Auditor did not resign or decline to stand for re-election and neither was it dismissed. Rather with the approval of the Company's Board of Directors, the Company chose to engage its New Auditor for the fiscal year to end March 31, 1999 audit as opposed to entering into a new engagement with its Former Auditor; (b) the Former Auditor's accountant's reports on the financial statements for the Company for each of the past two (2) fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope, or accounting principles; (c) during the past two fiscal years and subsequent interim period there have been no resolved or unresolved disagreements between the Company and the Former Auditor on any matter of accounting principals or practices, financial statement disclosure, auditing scope or procedures, which, if not resolved to the Former Auditor's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report; (d) during the past two fiscal years and subsequent interim period there have been no events described in Regulation S-B 228.304 (a) (1) (iv) (B); and (e) upon review of the foregoing the Former Auditors furnished the Company with a letter addressed to the Securities and Exchange Commission indicating no disagreement with the foregoing.




                                    Part III

Item 9.  Directors and Executive Officers of the Company; Compliance with
         Section 16(a) of the Exchange Act.


         The following table sets forth for current officers and directors, (i) that person's name, (ii) if applicable the Director Class elected to, (iii) all positions with the Company held by that person, (iv) that person's age, (v) that person's principal occupation for the past five years and (vi) with respect to directors the date on which that person first became a director of the Company. Unless otherwise indicated, each person has held the position shown, or has been associated with the named employer in an executive capacity, for more than five years. The terms of the current directors are for three years or until their respective successors are elected and qualified. The terms of the classes of directors are staggered in order of roman numeral class number so that one class of directors is elected each year. The terms of officers expire at the pleasure of the Board of Directors.


Name, Age, Cal. Year First
Became a Director or Officer &
Director Class if applicable.           Principal Occupation for past five years
------------------------------          ----------------------------------------

Howard Amster                           Private investor and registered
Director                                representative with Everen Securities,
51 - since 1992 - Class III             Inc., Cleveland, Ohio. Director, Geauga
                                        Savings Bank, a northern Ohiosavings and loan; and formerly Trustee, CleveTrust
                                        Realty Investors, a real estate company.

John C. Loring                             Attorney and private investor,
Director and Chairman                      Chicago, Illinois. Director of Geauga
54 - since 1988 - Class III                Savings Bank, a northern Ohio savings
                                           and loan, and formerly: Vice Chairman
                                           and a director of GalVest, Inc., a
                                           Houston oil and gas company, director
                                           of Weatherford International, a
                                           Houston well servicing company,
                                           director of Fleet Aerospace, Inc., a
                                           Toronto manufacturer of components
                                           for the aerospace market, and
                                           director of Guardian Bankcorp., Inc.,
                                           a former Los Angeles Bank.

Michael McGuire                            Mr. McGuire joined the Company in
Director, CEO and President                1969. Prior to becoming CEO and
44 - since 1991 - Class I                  President he was the Company's
                                           General Manager and Director of
                                           Operations. Mr. Michael McGuire and
                                           Mr. Robert McGuire are not related.

Robert McGuire                             Mr. Robert McGuire joined the Company
Executive Vice President                   in 1981. Prior to becoming an
49 - since 1997                            Executive  Vice President he held the
                                           position of Warehouse Manager. He has
                                           worked in the distribution industry
                                           since 1976. Mr. Robert McGuire and
                                           Mr. Michael McGuire are not related.

Wayne Miller                               Mr. Wayne Miller joined the Company
Executive Vice President                   in 1996 as the Director of New
44 - since 1997                            Business Development. Prior to
                                           joining the Company Mr. Miller was
                                           Director of Sales for Summit Radio
                                           Corporation for a year and a half and
                                           prior to that time General Manager of
                                           Time Electronics, Inc. a divison of
                                           Avnet, Inc., for fifteen years. He
                                           has worked in the electronics
                                           distribution industry since 1975.

Lori A. Sarnataro                          Ms. Lori Sarnataro joined the Company
CFO, Executive Vice President, Treasurer   in 1998. Prior to joining the Company
and Secretary                              in 1998, Ms. Sarnataro, a Certified
34 - since 1998                            Public Accountant, was employed with
                                           Physician Computer Network, Inc. for
                                           five years as Managerof Corporate
                                           Accounting and Systems
                                           Implementation. Prior to that she was
                                           employed with KPMG LLP for five years
                                           as a Senior Accountant and Tax
                                           Specialist.

Mark Schindler                             Mr. Schindler is a self-employed
Director                                   consultant, private investor, and
76 - since 1960 - Class II                 Secretary, Treasurer and Director of
                                           Madison Venture Capital II, Inc.,
                                           New York, New York. Mr. Schindler was
                                           formerly a Director of Kushi
                                           Macrobiotics, Inc. which became
                                           American Phoenix, Inc. and was
                                           formerly a Dirctor and officer of
                                           Natural Child Care, Inc./Winners All
                                           International, Ltd., Light Savers
                                           U.S.A., Inc. which became Hospitality
                                           Worldwide Services, Inc., Servtex
                                           International Inc. which became
                                           Hymedix, Inc. Mr. Schindler founded
                                           Astrex, Inc.

Nancy Shields                              Ms. Nancy Shields joined the Company
Executive Vice President                   in 1990. Prior to becoming Vice
42 - since 1995                            President she was the Corporat
                                           Product Manager. Ms. Shields has
                                           worked in the electronics
                                           distribution industry since 1977.

David S. Zlatin                            Chief Operating Officer of Ramat
Director                                   Securities, Ltd., Rabbi and private
46 - since 1993 - Class II                 investor.



         Messrs. Amster, Loring and Michael McGuire are members of the Board's Executive Committee. In addition John Loring is Chairman and Secretary of the Company's wholly owned subsidiary AVest, Inc. and David Zlatin is President and Treasurer of AVest, Inc. They are also AVest's two directors. The directors of T.F. Cushing, Inc. are the same as for the Company, and Mr. Michael McGuire is its President and Ms. Sarnataro is its Treasurer and Secretary.


         The Company is not aware of any person who failed to file on a timely basis any reports relating to the Company required by Section 16(a) of the Securities Exchange Act during the fiscal year that ended March 31, 1999.


Item 10.  Executive Compensation.


         The following table shows information concerning the compensation paid or awarded by the Company and its subsidiaries for services to its Chief Executive Officer and its Executive Vice President of Sales during fiscal years ended March 31, 1999, 1998 and 1997. Other then Mr. Michael McGuire and Mr. Miller there were no executive officers of the Company whose compensation was or exceeded $100,000. The Company (i) has no retirement, pension, profit sharing, stock option, stock appreciation rights or long term incentive plans for the years in question, (ii) has not awarded any bonuses during or for the years in question, except as set forth in the table below, and to one other executive officer, and (iii) has no employment contracts or termination of employment and change of control arrangements for any of the Company's executive officers.


         In the first quarter of fiscal year 1997, the Company awarded 135,000 unregistered shares of the Company's common stock to 19 employees (including Mr. Michael McGuire who received 15,000 shares), none of whom received more than 15,000 shares. To the extent an employee ceases to be employed by the Company prior to March 31, 2000 (other than on account of death) the shares awarded to said employee are forfeited to the Company. At March 31,1999, 32,500 shares have been forfeited. It is not expected that any dividends will be paid on these shares for the foreseeable future.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                                 Long Term Compensation
                                                                  Annual Compensation                    Awards
Name and                                                    -------------------------------    ---------------------------
Principal Position                   Fiscal Year            Salary ($)            Bonus ($)    Restricted Stock Awards ($)
------------------                   -----------            ----------            ---------    ---------------------------
--------------------------------------------------------------------------------------------------------------------
Michael McGuire                        1999                  $164,577              $61,000               -
--------------------------------------------------------------------------------------------------------------------
CEO & President                        1998                  $161,000              $57,360               -
--------------------------------------------------------------------------------------------------------------------
                                       1997                  $161,000              $57,360            $4,650 (1)
--------------------------------------------------------------------------------------------------------------------
Wayne Miller                           1999                  $105,023                 -                  -
--------------------------------------------------------------------------------------------------------------------
Executive Vice President of Sales      1998                  $101,506                 -                  -
--------------------------------------------------------------------------------------------------------------------
                                       1997                  $ 99,156                 -               $4,650 (1)
--------------------------------------------------------------------------------------------------------------------

(1) Mr. McGuire and Mr. Miller were each given 15,000 shares of Common stock as compensation in fiscal year 1997 with a fair market value of 31 cents per share. At March 31, 1999 the fair market value of the 30,000 shares were 28 cents per share for an aggregate fair value of $8,400.


         The Board of Directors held 6 meetings during fiscal year ended March 31, 1999. Each of the directors of the Company attended each of those meetings. Other than the Executive Committee there were no active standing committees of the Board of Directors during that fiscal year. During that fiscal year the Board of Directors 'per meeting' fee for each director who is not a full time employee of the Company was $750. Pursuant to this arrangement each of the directors, other than Mr. McGuire, received $4,500. In addition, during the fiscal year ended March 31, 1999 (i) Mr. Loring for services as Chairman of the Board and the Executive Committee received $25,000 and $29,500 respectively and he received $15,000 for services with respect to the Enigma transaction and certain other matters, and (ii) Mr. Amster for his services on the Executive Committee received $29,500. During the fiscal year ended March 31, 1998 Mr. Loring received $25,000 for services as Chairman of the Board and Messrs. Amster and Loring each received $29,500 for services with respect to the Executive Committee.



Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth the number and percentage of shares of the Company's common stock beneficially owned as of May 27, 1999 by persons who are known (based on the Company's review of Forms 13G and 13D delivered to the Company) by the Company to be the beneficial owners of more than 5% of the Company's outstanding common stock as of that date, and the directors of the Company and its chief executive officer, and all officers and directors of the Company as a group. For purposes of this Report, beneficial ownership is defined in accordance with Rule 13d-3 of the Securities and Exchange Commission to mean generally the power to vote or dispose of shares, regardless of any economic interest therein. The persons listed have direct sole voting power and direct sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.

   Beneficial Holders Of More Than 5% Of Common Stock
     ----------------------------------------------------------------------------------------------------
                                                                 Amount and Nature
                                                                  of Beneficial            Percentage(1)
     Name and Address of Beneficial Owners                          Ownership                Of Class
     ----------------------------------------------------------------------------------------------------
     Howard Amster(2)                                               1,209,311(2)              21.48%
     205 Express Street
     Plainview, New York  11803
     ----------------------------------------------------------------------------------------------------

     William Costaras                                                 336,184                  5.97%
     22674 Halburton Road
     Beachwood, Ohio 44122
     ----------------------------------------------------------------------------------------------------

     FMR, Corp. (3)                                                   565,723(3)              10.05%
     82 Devonshire Street
     Boston, Massachusetts  02109
     ----------------------------------------------------------------------------------------------------

     Herzog, Heine, Geduld, Inc.                                      606,004                 10.76%
     26 Broadway
     New York, New York 10004
     ----------------------------------------------------------------------------------------------------

     John C. Loring(4)                                              2,180,263(4)              38.73%
     205 Express Street
     Plainview, New York  11803
     ----------------------------------------------------------------------------------------------------
      Officer and Director Holdings Of Common Stock
     ----------------------------------------------------------------------------------------------------
                                                                 Amount and Nature
                                                                  of Beneficial            Percentage(1)
     Name and Address of Beneficial Owners                          Ownership               Of Class
     ----------------------------------------------------------------------------------------------------

     Howard Amster(2)                                               1,209,311(2)              21.48%
     ----------------------------------------------------------------------------------------------------

     John C. Loring(4)                                              2,180,263(4)              38.73%
     ----------------------------------------------------------------------------------------------------

     Michael McGuire(5)                                               242,975(5)               4.32%
     ----------------------------------------------------------------------------------------------------

     Mark Schindler                                                     1,449                      *
     ----------------------------------------------------------------------------------------------------

     David S. Zlatin                                                   10,262                      *
     ----------------------------------------------------------------------------------------------------

     Wayne Miller                                                      44,000                      *
     ----------------------------------------------------------------------------------------------------

     All Other Officers                                                35,000                      *
     ----------------------------------------------------------------------------------------------------

     All Officers and Directors as a group (9 persons)              3,723,260                 66.14%
     ----------------------------------------------------------------------------------------------------

* Less than 1%.
(1) Based on 5,629,277 shares outstanding.
(2) Includes 73,886 shares owned by his spouse, the beneficial ownership of which he disclaims.
(3) 565,723 shares are beneficially owned by Fidelity Equity Income Fund, its wholly owned subsidiary.
(4) Includes 271,970 shares owned by his spouse's IRA, the beneficial ownership of which he disclaims.
(5) Includes 90,537 shares owned by his spouse's IRA, the beneficial ownership of which he disclaims.

Item 12.  Certain Relationships and Related Transactions.

         During the Fiscal Year ended March 31, 1999, in July 1998, in order to fund a business acquisition the Company privately placed 1,200,000 initially (and still) unregistered shares of Astrex common stock with its Chairman of the Board and certain members of his family at twenty five cents a share for a total consideration of $300,000. At that time the per share market price of registered Astrex common stock was reported to have been 11/32 bid and 7/16 asked. The subscription agreement provided among other things that in the event the Company did not make a rights offering on similar terms to substantially all its shareholders by November 1998 (which in fact did not occur) then the Company would have an option, but not the obligation to buy back the 1,200,000 shares during February 1999 for $318,000 (which, if the private placement/option was viewed as a loan would have suggested a 10% interest rate on an annualized basis). In February 1999 the Board of Directors, without the participation in any way of Mr. Loring, determined that it would not be in the best interests of the Company to exercise the Company's option for those 1,200,000 shares.


                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1)       Financial Statements                                                                        Page No.
              --------------------                                                                        --------
              Reports of Independent Certified Public Accountants                                          F-1- F-2


              Consolidated Balance Sheet as of  March 31, 1999                                                F-3


              Consolidated Statements of Operations for the years ended March 31, 1999 and 1998               F-4


              Consolidated Statements of Shareholders' Equity                                                 F-5
              for the years ended March 31, 1999 and 1998


              Consolidated Statements of Cash Flows for the years ended March 31, 1999 and 1998               F-6


              Notes to Consolidated Financial Statements                                                   F-7-F-15

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


3 (b)         By-Laws of Astrex, Inc., as amended                                   Filed as Exhibit 3(b) to the Form 10-QSB
                                                                                    of the Company for the quarter ended
                                                                                    September 30, 1996

10(a)         Amended and Restated Credit and Security Agreement                    Filed as Exhibit 10(c) to the Form
              (Revolver) between Astrex, Inc. and Fleet National                    10-QSB of the Company for the quarter
              Bank dated August 31, 1998                                            ended September 30, 1998

10 (b)        Amendment  No. 1 To Credit and  Security  Agreement  between          Filed as Exhibit 10(d) to the Form
              Astrex, Inc. and Fleet National Bank dated August 31, 1998            10-QSB of the Company for the quarter
                                                                                    ended September 30, 1998

10(c)         Appendix A to Credit and Security Agreement (Revolver)                Filed as Exhibit 10(b) to the Form
              between  Astrex,  Inc. and Fleet National Bank dated July 9,          10-QSB of the Company for the quarter
              1997                                                                  ended September 30, 1997


10(d)         Pledge Agreement between Astrex, Inc. and Fleet National              Filed  as  Exhibit 10(c) to the Form
              Bank dated July 9, 1997                                               10-QSB of the  Company for the quarter
                                                                                    ended September 30, 1997

10(e)         Revolving Credit Promissory Note between Astrex, Inc. and             Filed as Exhibit 10(d) to the Form
              Fleet National Bank dated July 9, 1997                                10-QSB of the Company for the quarter
                                                                                    ended September 30, 1997

10(f)         Guaranty Agreement between AVest, Inc. and Fleet National             Filed as Exhibit 10(e) to the Form
              Bank dated July 9, 1997                                               10-QSB of the Company for the quarter
                                                                                    ended September 30, 1997

10(f)         Guaranty  Agreement between T.F. Cushing, Inc. and Fleet              Filed as Exhibit 10(f) to the Form
              National Bank dated July 9, 1997                                      10-QSB of the Company for the quarter
                                                                                    ended September 30, 1997

10(g)         Guaranty Confirmation Agreement between T.F. Cushing, Inc.            Filed as Exhibit 10(d) to the Form
              and Avest, Inc. and Fleet National Bank dated August 31, 1998         10-QSB of the Company for the quarter
                                                                                    ended September 30, 1998

10(h)         Purchase and Option Agreement between Astrex, Inc., Enigma Energy     Filed as Exhibit 10(a) to the Form 10-QSB
              Company and Members dated June 6, 1998                                of the Company for the quarter ended June 30,
                                                                                    1998

                                                                                     Previously Filed and Incorporated
Exhibit       Description                                                              by reference or Filed Herewith
-------       -----------                                                              ------------------------------
10(i)         Subscription and Stock Purchase Agreement between Astrex,             Filed as Exhibit 10(b) to the Form
              Inc. and John C. Loring and Elizabeth S. Loring dated July            10-QSB of the Company for the quarter
              15, 1998                                                              ended June 30, 1998

21            Subsidiaries of the registrant                                        Filed as Exhibit 21 to Form 10-KSB/A-1
                                                                                    of the Company for the year ended March
                                                                                    31, 1998

27            Financial Data Schedule                                               Filed herewith


(b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report. It might be noted however that a Form 8-K was filed by the Company on April 5, 1999 reporting a change in the Company's Certifying Accountant, see Item 8 "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure".

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Shareholders
    Astrex, Inc.


We have audited the accompanying consolidated balance sheet of Astrex, Inc. and subsidiaries (the "Company") as of March 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astrex, Inc. and subsidiaries as of March 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




GRANT THORNTON LLP


Melville, New York
May 27, 1999

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
    Astrex, Inc.


We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Astrex, Inc. and subsidiaries for the year ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Astrex, Inc. and subsidiaries and their cash flows for the year ended March 31, 1998, in conformity with generally accepted accounting principles.




KPMG LLP


Jericho, New York
May 15, 1998

                          Astrex, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 1999

                                     ASSETS

CURRENT ASSETS
   Cash                                                              $    2,000
   Accounts receivable (net of allowance for doubtful
     accounts of $79,000)                                             1,892,563
   Inventory                                                          4,440,112
   Prepaid expenses and other current assets                             65,073
                                                                     ----------

              Total current assets                                    6,399,748

FIXED ASSETS, NET                                                       706,495

INVESTMENTS                                                             139,830
                                                                     ----------
                                                                     $7,246,073
                                                                     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $   979,181
   Accrued liabilities                                                  579,175
   Current portion of capital lease obligations                          46,016
                                                                    -----------

              Total current liabilities                               1,604,372

CAPITAL LEASE OBLIGATIONS                                                31,618

LONG-TERM DEBT                                                        2,412,768

COMMITMENTS

SHAREHOLDERS' EQUITY
   Preferred stock, Series A - par value $5 per share; authorized,
     200,000 shares; issued, none                                          -
   Preferred stock, Series B - par value $.01 per share; authorized,
     10,000,000 shares; issued, none                                       -
   Common stock - par value $.01 per share; authorized, 15,000,000
     shares; issued and outstanding, 6,542,863 shares                    65,429
   Additional paid-in-capital, net                                    3,901,707
   Accumulated deficit                                                 (504,881)
   Treasury stock - 913,586 shares, at cost                            (264,940)
                                                                     -----------

                                                                      3,197,315
                                                                     ----------
                                                                     $7,246,073
                                                                     ==========

The accompanying notes are an integral part of this statement.

                          Astrex, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Year ended March 31,
                                                 ------------------------------
                                                    1999               1998
                                                 ----------         -----------
Net sales                                        14,373,403         $14,263,651
Cost of sales                                    11,112,958          10,938,301
                                                 ----------          ----------

                Gross profit                      3,260,445           3,325,350

Selling, general and administrative expenses      3,120,462           2,888,645
                                                -----------         -----------

                Income from operations              139,983             436,705

Write-down of investment                           (232,500)                  -
Interest expense                                   (115,452)           (103,225)
Other income, net                                        29                  46
                                            ---------------     ---------------

                Income (loss) before provision
                    for income taxes               (207,940)            333,526

Provision for income taxes                           28,413              11,525
                                              -------------       -------------

                Net income (loss)             $    (236,353)      $     322,001
                                               ============        ============

Net income (loss) per share:
     Basic                                            $(.05)               $.07
                                                       ====                 ===

     Diluted                                          $(.05)               $.06
                                                       ====                 ===

Weighted-average common shares and common
     equivalent shares outstanding
        Basic                                     5,181,572           4,965,036
                                                  =========           =========

        Diluted                                   5,181,572           5,099,269
                                                  =========           =========

The accompanying notes are an integral part of these statements.

                                           Astrex, Inc. and Subsidiaries

                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                        Years ended March 31, 1999 and 1998



                                                    Common stock,
                                              par value $.01 per share        Additional          Deferred
                                            --------------------------         paid-in            compen-
                                              Shares           Amount          capital             sation
                                            -----------     -----------     -------------      -------------
Balance, April 1, 1997                        5,375,363       $53,754         $3,620,876          $(22,134)

Treasury stock acquisition                     (913,586)         -                 -                  -

Amortization of deferred compensation                            -                 -                 7,320

Shares forfeited under deferred
   compensation arrangement                      (2,500)          (25)              (517)              542

Net income                                         -             -                 -                  -
                                            --------------   -----------    ----------------   ------------


Balance, March 31, 1998                       4,459,277        53,729          3,620,359           (14,272)

Amortization of deferred compensation              -             -                 -                 7,320


Shares issued to fund Enigma
   transaction                                1,200,000        12,000            288,000              -

Shares forfeited under deferred
   compensation arrangement                     (30,000)         (300)            (6,210)            6,510

Net loss                                           -             -                 -                  -
                                            --------------   -----------    ----------------   ------------


Balance, March 31, 1999                       5,629,277       $65,429         $3,902,149        $     (442)
                                              =========        ======          =========         =========

                               [RESTUBBED TABLE]

                                                           Accu-
                                                          mulated          Treasury
                                                          deficit           stock             Total
                                                      ----------------  -------------      ------------

Balance, April 1, 1997                                   $(590,529)    $       -             $3,061,967

Treasury stock acquisition                                     -             (264,940)         (264,940)

Amortization of deferred compensation                          -               -                  7,320

Shares forfeited under deferred
   compensation arrangement                                    -               -                    -

Net income                                                  322,001            -                322,001
                                                           --------     --------------       ----------


Balance, March 31, 1998                                    (268,528)         (264,940)        3,126,348

Amortization of deferred compensation                          -                -                 7,320


Shares issued to fund Enigma
   transaction                                                 -                -               300,000

Shares forfeited under deferred
   compensation arrangement                                    -                -                  -

Net loss                                                   (236,353)            -              (236,353)
                                                           ---------    --------------      -----------


Balance, March 31, 1999                                   $(504,881)        $(264,940)       $3,197,315
                                                           ========          ========         =========

The accompanying notes are an integral part of this statement.

                                           Astrex, Inc. and Subsidiaries

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year ended March 31,
                                                                                              --------------------
                                                                                             1999               1998
                                                                                             ----               ----
Cash flows from operating activities:
     Net income (loss)                                                                     $  (236,353)        $ 322,001
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                                                         92,596            99,174
          Amortization of deferred stock compensation                                            7,320             7,320
          Write-down of investment                                                             232,500              -
          Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                                  (390,808)           82,477
             (Increase) decrease in inventory                                               (1,057,249)          (69,640)
             (Increase) decrease in prepaid expenses and other
               current assets                                                                   (3,245)            5,646
             (Decrease) increase in accounts payable                                            (5,495)          116,835
             Increase (decrease) in accrued liabilities                                        244,966          (148,344)
                                                                                               -------          --------

                    Net cash provided by (used in) operating activities                     (1,115,768)          415,469
                                                                                            ----------          --------

Cash flows from investing activities:
     Capital expenditures                                                                      (26,819)          (30,877)
     Investments                                                                              (322,330)          (50,000)
                                                                                           -----------          --------

                    Net cash used in investing activities                                     (349,149)          (80,877)
                                                                                           -----------          --------

Cash flows from financing activities:
     Proceeds (repayments) of loan payable                                                   1,212,768           (26,133)
     Proceeds from issuance of common stock                                                    300,000              -
     Principal payments under capital lease obligations                                        (47,851)          (43,519)
     Purchase of treasury stock                                                                   -             (264,940)
                                                                                        --------------          --------

                    Net cash provided by (used in) financing activities                      1,464,917          (334,592)
                                                                                             ---------          --------

                    NET CHANGE IN CASH                                                          -                    -

Cash, beginning of year                                                                          2,000             2,000
                                                                                           -----------        ----------

Cash, end of year                                                                         $      2,000       $     2,000
                                                                                           ===========        ==========

Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Interest                                                                                $117,649           $95,431
                                                                                               =======            ======

      Income taxes                                                                           $  14,350           $32,657
                                                                                              ========            ======

The accompanying notes are an integral part of these statements.

                          Astrex, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1999 and 1998



NOTE A - DESCRIPTION OF BUSINESS

     Astrex, Inc. and subsidiaries (the "Company") sells, assembles, and distributes electronic parts and components in one business segment. Approximately 81% of the Company's sales consist of connectors that connect a wire or group of wires to another wire or group of wires. The other products sold by the Company, which comprise the remaining 19% of sales, are devices that control or regulate the flow of electricity to or within components. The Company's largest markets include the defense, aerospace, industrial and computer industries, which sales are worldwide with a concentration in the Northeast and Mid-Atlantic states.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

     Principles of Consolidation

     The consolidated financial statements include the accounts of Astrex, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

     The Company has an 8% equity interest in a limited liability company and an 8.52% interest in a limited partnership ("nonequity affiliates"). These investments are accounted for by the cost method, whereby the Company's interest in the net income of these affiliates is recognized upon the receipt of cash distributions. Such investments are reflected in "Investments" in the consolidated balance sheet at March 31, 1999.

     Financial Instruments and Business Concentrations

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company's customer base and their dispersion across geographic areas and industries. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. No single customer accounted for more than 10% of the Company's sales and accounts receivable in 1999 and 1998.

                          Astrex, Inc. and Subsidiaries

                             March 31, 1999 and 1998



NOTE B (continued)

     Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. The Company's principal financial instrument consists of a line of credit and term loan facility, expiring April 30, 2002, with one participating bank. The Company believes that the carrying amount of such debt approximates the fair value as the interest rate approximates the current prevailing interest rate.

     The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements. The Company's top 4 suppliers accounted for 44% and 47% of purchases for the years ended March 31, 1999 and 1998, respectively. There can be no assurance that, in the event a supplier cancels its distributor agreement with the Company, the Company will be able to replace the sales with sales of other products.

     Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

     Revenue Recognition

     The Company recognizes revenue as products are shipped and title passes to customers. Right of return exists only for damaged products.

     Inventory

     Inventory, consisting principally of finished goods, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     Long-Lived Assets

     The Company monitors the recoverability of long-lived assets, including investments and fixed assets, based on estimated use factors such as future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or realized upon sale. The Company's policy is to write down assets to their net recoverable amount in the period when it is determined that the carrying amount of the asset is not likely to be recoverable.

                          Astrex, Inc. and Subsidiaries

                             March 31, 1999 and 1998



NOTE B (continued)

     Fixed Assets

     Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases is amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

     Advertising

     Advertising costs are expensed as incurred and totaled $26,000 and $12,000 for the years ended March 31, 1999 and 1998, respectively.

     Income Taxes


     Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which income tax expenses or benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets as it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Income (Loss) Per Common Share

     Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," replaced the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings per share. Pursuant to SFAS No. 128, earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the fiscal year ended March 31, 1999, there is no difference between basic and diluted net loss per share. Potential common shares from stock options, warrants or convertible preferred stock are excluded in computing basic and diluted net loss per share for 1999 as their effects would be antidilutive.

     The following table sets forth the reconciliation of the weighted average number of common shares:

                                                  1999               1998
                                              -----------           -------

        Basic                                   5,181,572            4,965,036
        Effect of dilutive securities                -                 134,233
                                            ----------------        ----------

        Diluted                                 5,181,572            5,099,269
                                                =========            =========

                          Astrex, Inc. and Subsidiaries

                             March 31, 1999 and 1998



NOTE C - FIXED ASSETS

     Fixed assets consist of the following:

                                                     Estimated
                                                    useful life
                                                    -----------

         Land                                         -              $   128,836
         Building and improvements                    30 years           570,282
         Equipment, furniture and fixtures       5 to 10 years           448,566
                                                                      ----------

                                                                       1,147,684

         Less accumulated depreciation                                   441,189
                                                                       ---------
                                                                      $  706,495
                                                                      ==========
     Included in equipment, furniture and fixtures are assets recorded under capitalized leases at March 31, 1999 for $70,748.


NOTE D - LOANS PAYABLE

     The Company's collateralized lending agreement with its bank (the "Agreement"), expiring July 1999, provides the Company with a line of credit equal to 85% of its eligible accounts receivable and 25% of its eligible net inventory but not to exceed $2,500,000 with interest payable monthly at short-term fixed rate borrowings for fixed amounts at LIBOR plus 2% or daily borrowing at the bank's prime rate or a mixture of the two. Under this facility, the 205 Express Street property is subject to a negative pledge rather than a mortgage, as was provided in the previous loan agreement. On August 31, 1998, the Agreement was amended to increase maximum availability under its line of credit from $2,500,000 to $3,500,000. Borrowings under this facility bear interest at LIBOR plus 1-1/2% at March 31, 1999.

                          Astrex, Inc. and Subsidiaries

                             March 31, 1999 and 1998



NOTE D (continued)

     On May 14, 1999, the Agreement was further amended, reducing the maximum availability from $3,500,000 to $3,150,000 through April 30, 2002 and providing a term loan of $850,000, collateralized by a mortgage on the 205 Express Street property with a maturity date of April 2002. The new Agreement contains certain financial covenants, relating to the maintenance of various financial ratios and restrictions on the payment of dividends by the Company. Debt outstanding at March 31, 1999, amounted to $2,412,768 and has been classified according to the repayment terms of this amended Agreement.


NOTE E - INCOME TAXES

     The provision for income tax expense for the years ended March 31, 1999 and 1998 consists principally of state and local income taxes. Federal income tax expense in 1998 has been offset by the utilization of net operating loss carryforwards available to the Company.

     Total income tax expense (benefit) for 1999 and 1998 differed from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:


                                                         1999            1998
                                                    --------------   -----------

     Computed "expected" tax (benefit)/expense       $  (71,000)      $ 113,500
     State income taxes, net                             18,700          11,525
     Other                                               (9,287)           -
     Utilization of net operating loss
       carryforwards                                       -           (113,500)
     Valuation allowance                                 90,000             -
                                                      ---------        --------

                                                     $   28,413      $   11,525
                                                      =========       =========

                          Astrex, Inc. and Subsidiaries

                             March 31, 1999 and 1998



NOTE E (continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1999 and 1998 are presented below:

                                                           1999          1998
                                                     -------------    ----------
     Deferred tax assets
       Net operating loss and other carryforwards      $ 2,171,000  $ 2,040,000
       Inventory                                           603,000      751,000
       Write-down of investment                             93,000         -
       Bad debts                                            32,000       32,000
       Other                                                21,000         -
                                                      ------------    ---------

            Total gross deferred tax assets              2,920,000    2,823,000

     Less valuation allowance                           (2,859,000)  (2,769,000)
                                                        ----------    ---------

                                                            61,000       54,000

     Deferred tax liabilities
       Depreciation and other                              (61,000)     (54,000)
                                                      ------------   ----------

                                                      $        -      $    -
                                                      ============    =========

     Primarily due to competitive pricing pressures in the Company's industry and their potential impact on operating results, the Company does not believe that it is more likely than not that it will utilize its deferred tax assets. As a result, the Company established a valuation allowance against its net deferred tax assets at March 31, 1999. The amount of deferred tax assets and corresponding valuation allowance increased by $90,000 during the year ended March 31, 1999.

     At March 31, 1999, the Company has a net operating loss carryforward available for Federal income tax purposes of approximately $6,380,000, expiring through 2019. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, and Section 383 of the Code, utilization of net operating loss carryforwards will be limited in future years due to a prior year change in ownership of the Company.

                          Astrex, Inc. and Subsidiaries

                             March 31, 1999 and 1998



NOTE F - RETIREMENT PLAN

     The Company has a defined contribution plan which is qualified under
     Section 401(k) of the Internal Revenue Code. All regular full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of twenty-one. The Company retains the right to make optional contributions for any plan year. Employer contributions to the plan amounted to $0 and $22,355 for fiscal 1999 and 1998, respectively.


NOTE G - IMPAIRMENT OF ASSETS

     On July 20, 1998 the Company entered into an agreement with Enigma Energy Company, L.L.C. ("Enigma") and its members to purchase an 8% equity interest in Enigma with an option ("Option") to purchase the remaining equity interest at a later date. The purchase price for the 8% equity interest in Enigma and the Option was $300,000 ( $225,000 attributed to the equity interest and $75,000 attributed to the Option). In order to fund this transaction, the Company privately placed 1,200,000 initially unregistered shares of Astrex Common Stock with its Chairman of the Board and his family at twenty five cents per share for a total consideration of $300,000. The Private Placement Agreement provided in part that if the Company did not make a rights offering of registered shares on similar terms by November 1998, which it did not, then the Company would have the option of repurchasing those privately placed shares. At March 31, 1999, the Company did not exercise this option. On December 15, 1998, the Company determined, in light of Enigma's post-1998 drilling results and the depressed energy market, that it would not exercise the Option. As a consequence of this decision, the Company recognized an impairment charge of $232,500 for the year ended March 31, 1999 with $150,000 of the total charge recorded in the fourth quarter of fiscal 1999 with respect to this asset.


NOTE H - SHAREHOLDERS' EQUITY

     The Company has a deferred compensation program for its employees. The program began in April 1996 when the Company awarded 135,000 unregistered shares of the Company's common stock to 19 employees, none of whom received more than 15,000 shares. The employees must remain in the employ of the Company until April 2000 or the shares received are forfeited. The fair value of the shares granted of $29,295 is being amortized to selling, general and administrative expenses over a four-year vesting period of which 76,875 shares have vested at March 31, 1999. Amortization expense amounted to $7,320 in both fiscal 1999 and 1998. Under the terms of the agreement, 30,000 and 2,500 shares were forfeited in 1999 and 1998, respectively.

                          Astrex, Inc. and Subsidiaries

                             March 31, 1999 and 1998



NOTE H (continued)

     In 1997, the Company made available for all interested employees the opportunity to purchase a total of 150,000 unregistered shares of the Company's common stock at thirty-one cents a share, a price substantially reflective of the then trading price for registered shares. Pursuant thereto, 17 employees purchased a total of 150,000 unregistered shares in fiscal 1997. In the same year, the Company also purchased 913,586 shares of its common stock for $264,940 from one of its principal shareholders. These shares are being held as treasury shares.


NOTE I - CAPITAL LEASES

     The Company finances the purchase of certain computer and telephone equipment through capital leases. The Company's minimum future obligations under these capital leases are as follows:

         Year ending March 31,
              2000                                                     $51,209
              2001                                                      32,724
                                                                        ------

              Total minimum lease payments                              83,933

              Less amount representing interest                          6,299
                                                                       -------
              Present value of net minimum lease
                  payments (including current
                  portion of $46,016)                                  $77,634
                                                                        ======

                          Astrex, Inc. and Subsidiaries

                             March 31, 1999 and 1998



NOTE J - COMMITMENTS

     1.  Leases

         The Company is obligated under noncancellable operating leases covering office facilities and equipment through 2001. At March 31, 1999, minimum annual future rental commitments under these leases are as follows:

           Year ending March 31,
                  2000                                      $57,000
                  2001                                       16,000
                                                             ------

                                                            $73,000
                                                            =======

         Rent expense (for leased property and equipment) included in selling, general and administrative expenses for the years ended March 31, 1999 and 1998 was $93,430 and $89,330, respectively.

     2.  Purchase Commitment

         As part of the Company's Franchise agreements with Hypertronics Corporation, signed in November 1997, and Sumitomo Electric, signed in June 1998, the Company agreed to pre-purchase a total of $84,000 in inventory.

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

Dated:  June 25, 1999
       --------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John C. Loring
-------------------------------------              /s/  Michael McGuire
John C. Loring, Chairman of the Board              -----------------------------
                and Director                       Michael McGuire, Director,
                                                   President and Chief Executive
                                                   Officer


Dated:   June 25, 1999                             Dated:   June 25, 1999
     -----------------                                  -----------------


/s/ Howard Amster                                  s/ Mark Schindler
----------------------                             -----------------------------
Howard Amster, Director                            Mark Schindler, Director

                                                   Dated:   June 25, 1999
                                                         -----------------------
Dated:   June 25, 1999
      ------------------

/s/ David S. Zlatin                                /s/ Lori A. Sarnataro
-------------------------                          -----------------------------
David S. Zlatin, Director                          Lori A. Sarnataro, CFO,
                                                   Executive Vice President,
                                                   Treasurer and Secretary
Dated:   June 25, 1999                             (principal financial and
      -----------------                            accounting officer)


                                                   Dated:   June 25, 1999
                                                         -----------------------