Form 10QSB
period 1999-06-30
ASTREX INC
filed 1999-08-11
CIK 8038

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended             June 30, 1999
                                           -------------

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                                -----------     ------------


                          Commission file number 1-4530

                                  ASTREX, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      13-1930803
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                  205 Express Street, Plainview, New York 11803
                    (Address of principal executive offices)

                                 (516) 433-1700
                (Issuer's telephone number, including area code)


--------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes   X    No
             -----     -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of August 9, 1999 common shares outstanding were 5,629,277.

                                  ASTREX, INC.

                                      INDEX



                                                                           Page
                                                                             No.
PART I:     Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheets
         June 30, 1999 (unaudited) and March 31, 1999 . . . . . . . . . .    1

         Consolidated Statements of Income (unaudited)
         Three months ended June 30, 1999 and 1998 . . . . . . . . . . .     2

         Consolidated Statements of Cash Flows (unaudited)
         Three months ended June 30, 1999 and 1998 . . . . . . . . . . .     3

         Notes to Consolidated Financial Statements (unaudited) . . . . .    4

Item 2.  Management's Discussion and Analysis or Plan of Operations . . .  5-7


PART II:    Other Information

Other Information and Signatures . . . . . . . . . . . . . . . . . . . .     8

                         PART I - Financial Information

                          ASTREX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     June 30, 1999        March 31, 1999
                                                                      (Unaudited)
                                                                     -------------        --------------
                                                                               (000) Omitted
Current Assets:
   Cash                                                                  $    2               $    2

   Accounts receivable (net of allowance
     for doubtful accounts of $79 at June 30, 1999
     and March 31, 1999)                                                  1,742                1,893

   Inventory                                                              4,160                4,440

   Prepaid expenses and other
     current assets                                                         147                   65
                                                                         ------               ------

     Total current assets                                                 6,051                6,400

Property, plant and equipment at cost (net of
   accumulated depreciation of $463 at June 30,
   1999 and $441 at March 31, 1999)                                         691                  706
Other long-term assets                                                      170                  140
                                                                         ------               ------

Total Assets                                                             $6,912               $7,246
                                                                         ======               ======

Current Liabilities:
   Accounts payable                                                         671                  979
   Accrued liabilities                                                      342                  579
   Current portion of capital lease obligations                              45                   46
                                                                         ------               ------

      Total current liabilities                                           1,058                1,604
                                                                         ------               ------

   Capital lease obligations                                                 21                   32
   Long-term debt                                                         2,565                2,413


Shareholders' Equity:
  Preferred Stock, Series A - issued, none                                 --                   --
  Preferred Stock, Series B - issued, none                                 --                   --
  Common Stock - par value $.01 per share; authorized,
       15,000,000 shares; issued, 6,542,863 at June 30,
       1999 and March 31, 1999                                               65                   65
  Additional paid-in capital                                              3,902                3,902
  Accumulated deficit                                                      (434)                (505)
  Treasury stock, at cost (913,586 shares)                                 (265)                (265)
                                                                         ------               ------

    Total shareholders' equity                                            3,268                3,197
                                                                         ------               ------

Total liabilities and shareholders' equity                               $6,912               $7,246
                                                                         ======               ======



      See accompanying notes to unaudited consolidated financial statements

                          ASTREX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                       THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                       1999         1998
                                                                    -----------------------
                                                                         (000) Omitted

Net sales                                                           $    3,853   $    3,416
Cost of sales                                                            2,972        2,593
                                                                    ----------   ----------

          Gross profit                                                     881          823

Selling, general and
  administrative expenses                                                  759          733
                                                                    ----------   ----------

          Income from operations                                           122           90


Interest expense                                                            42           27
                                                                    ----------   ----------

          Income before provision
            for income taxes                                                80           63

Provision for income taxes                                                   9            5
                                                                    ----------   ----------

          Net income                                                $       71   $       58
                                                                    ==========   ==========



Per share data for the three months ended June 30, 1999 and 1998 are as follows:

Weighted average common shares and common
   equivalent shares outstanding:
          Basic                                                      5,526,777    4,326,777
                                                                    ==========   ==========
          Diluted                                                    5,629,277    4,459,277
                                                                    ==========   ==========

Net income per share:
          Basic                                                     $     0.01   $     0.01
                                                                    ==========   ==========
          Diluted                                                   $     0.01   $     0.01
                                                                    ==========   ==========



     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         FOR THE THREE MONTHS ENDED JUNE 30,
                                                                                  1999     1998
                                                                                 ------   ------
                                                                                  (000) Omitted

Cash Flows From Operating Activities:

  Net income                                                                      $  71    $  58

  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                   22       23
     Amortization of deferred stock compensation                                      1        2

  Changes in assets and liabilities:
        Decrease in accounts receivable, net                                        150       47
        Increase in prepaid expenses and other
           current assets                                                           (82)     (60)
        Decrease (increase)in inventory                                             281      (55)
        (Decrease) in accounts payable                                             (308)    (173)
        (Decrease) increase in accrued liabilities                                 (237)      73
                                                                                  -----    -----

Net cash used in operating activities                                              (102)     (85)
                                                                                  -----    -----

Cash flows used in investing activities:

    Capital expenditures                                                             (7)      (3)
                                                                                  -----    -----

Net cash used in investing activities                                                (7)      (3)
                                                                                  -----    -----

Cash flows from financing activities:

    Principal payments under capital lease obligations                              (12)     (12)
    Proceeds from loans payable, net                                                121      100
                                                                                  -----    -----

Net cash provided by financing activities                                           109       88
                                                                                  -----    -----


Net change in cash                                                                    0        0

Cash - beginning of period                                                            2        2
                                                                                  -----    -----

Cash - end of period                                                              $   2    $   2
                                                                                  =====    =====



     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 1999 and the consolidated statements of operations and cash flows for the three months ended June 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended March 31, 1999 filed by the Company. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the respective full years.


NOTE B - EARNINGS PER COMMON SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

The following table sets forth the reconciliation of the weighted average number of common shares:

                                                         Three months ended
                                                              June 30,

                                                      1999            1998
                                                   (Unaudited)     (Unaudited)
                                                   -----------     -----------

Basic                                               5,526,777       4,326,777
Effect of dilutive securities  (non-vested
restricted stock)                                     102,500         132,500
                                                    ---------       ---------
Diluted                                             5,629,277       4,459,277
                                                    =========       =========

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS



RESULTS OF OPERATIONS


         Net income for the three months ended June 30, 1999 was approximately $71,000, an increase of 22% from the same quarter last fiscal year. This increase is principally the result of high sales volume.


         Sales increased by approximately $437,000, or 12.8%, for the three months ended June 30, 1999, from the comparable three month period in 1998. This increase is primarily the result of an increase in international sales due to the Company's increased focus in this area since October 1998.


         The Company's gross margin of 23% for the three month period ended June 30, 1999, fell slightly from 24% for the quarter ended June 30, 1998 and remained constant when compared to the other quarters in 1998.


         Selling, general and administrative expenses increased slightly by approximately $26,000, or 3.6%, for the three months ended June 30, 1999 from the comparable previous three month period in 1998.

         Interest expense increased approximately $15,000 for three months ended June 30, 1999, from the previous comparable three month period in 1998 due to an increase in borrowings to purchase inventory.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company used approximately $121,000 in cash from its increased line of credit to pay down accounts payable. At June 30, 1999, the Company had working capital of approximately $4,993,000 and its stockholders' equity was approximately $3,268,000. The Company believes that its present working capital, cash used in operations and amounts available under the new loan agreement will be sufficient to meet its cash needs during the next year. The Company's principal credit facility is a line of credit ("Line") first entered into on July 9, 1997. The Line is secured by substantially all of the Company's assets, and since May 14, 1999, a term loan collateralized by a mortgage on the 205 Express Street property. Borrowings under the Line, other than with respect to the mortgage, is based on the Company's inventory and receivables. Presently the term of the Line runs to April 30, 2002. On June 30, 1999, the Company owed approximately $2,565,000 on the Line. The Company's relationship with its secured lender is satisfactory and the Company believes that the lending arrangement will be adequate for the foreseeable future.


YEAR 2000 DISCLOSURE

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


CAUTIONARY LANGUAGE REGUARDING FORWARD LOOKING STATEMENTS


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


3 (b)         By-Laws of Astrex, Inc., as amended                               Filed as Exhibit 3(b) to the Form
                                                                                10-QSB of the Company for the quarter
                                                                                ended September 30, 1996

10(a)         Amendment No. 3 To Credit and Security  Agreement  dated May
              14, 1999.                                                         Filed herewith


10(b)         Second  Amended and  Restated  Revolving  Credit  Promissory
              Note dated May 14, 1999                                           Filed herewith

10(c)         Term Loan Promissory Note, dated May 14, 1999                     Filed herewith

10(d)         Guaranty Confirmation Agreement (With Modifications),  dated
              May 14, 1999                                                      Filed herewith

10(e)         Mortgage from Avest,  Inc. To Fleet National Bank, dated May
              14, 1999                                                          Filed herewith

27            Financial Data Schedule                                           Filed herewith





(B) Reports on Form 8-K:

             A current Report on Form 8-K was filed on April 5, 1999 with respect to Item 4 and Item 7 regarding Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.



                                      ASTREX, INC.

Date:  August 9, 1999                 By: /s/ Michael McGuire
                                          --------------------------------
                                      Michael McGuire
                                      Director, President and
                                      Chief Executive Officer


                                      CHIEF FINANCIAL OFFICER
                                      OF ASTREX, INC.

Date:  August 9, 1999                 By: /s/ Lori A. Sarnataro
                                          --------------------------------
                                      Lori A. Sarnataro
                                      Chief Financial Officer, Executive Vice
                                      President, Treasurer, and Secretary