Form 10QSB
period 1999-09-30
ASTREX INC
filed 1999-11-12
CIK 8038

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended September 30, 1999

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

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of October 29, 1999 common shares outstanding were 5,629,277.

                                  ASTREX, INC.

                                      INDEX

                                                                            Page
                                                                             No.

PART I: Financial Information

Item 1. Financial Statements:

       Consolidated Balance Sheets
       September 30, 1999 (unaudited) and March 31, 1999 .....................1

       Consolidated Statements of Income (unaudited)
       Six months and three months ended September 30, 1999 and 1998 .........2

       Consolidated Statements of Cash Flows (unaudited)
       Six months ended September 30, 1999 and 1998 ..........................3

       Notes to Consolidated Financial Statements (unaudited) ..............4-5

Item 2. Management's Discussion and Analysis or Plan of Operations .........6-8

PART II: Other Information

Other Information and Signatures ..........................................9-10

                         PART I - Financial Information

                          ASTREX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             September 30, 1999      March 31, 1999
                                                                (Unaudited)
                                                             ------------------      --------------
                                                                           (000) Omitted
Current Assets:
   Cash                                                          $      226             $        2

   Accounts receivable (net of allowance
     for doubtful accounts of $79 at September 30, 1999
     and March 31, 1999)                                              1,848                  1,893

   Inventory                                                          4,288                  4,440

   Prepaid expenses and other
     current assets                                                      92                     65
                                                                 ----------             ----------

     Total current assets                                             6,454                  6,400

Property, plant and equipment at cost (net of
   accumulated depreciation of $487 at September 30,
   1999 and $441 at March 31, 1999)                                     702                    706
Other long-term assets                                                  170                    140
                                                                 ----------             ----------

Total Assets                                                     $    7,326             $    7,246
                                                                 ==========             ==========

Current Liabilities:
   Accounts payable                                                     783                    979
   Accrued liabilities                                                  419                    579
   Current portion of capital lease obligations                          47                     46
                                                                 ----------             ----------

      Total current liabilities                                       1,249                  1,604
                                                                 ----------             ----------

   Capital lease obligations                                              8                     32
   Long-term debt                                                     2,750                  2,413

Shareholders' Equity:
  Preferred Stock, Series A - issued, none                               --                     --
  Preferred Stock, Series B - issued, none                               --                     --
  Common Stock - par value $.01 per share; authorized,
       15,000,000 shares; issued, 6,542,863 at September 30,
       1999 and March 31, 1999                                           65                     65
  Additional paid-in capital                                          3,902                  3,902
  Accumulated deficit                                                  (383)                  (505)
  Treasury stock, at cost (913,586 shares)                             (265)                  (265)
                                                                 ----------             ----------

    Total shareholders' equity                                        3,319                  3,197
                                                                 ----------             ----------

Total liabilities and shareholders' equity                       $    7,326             $    7,246
                                                                 ==========             ==========


     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                    SEPTEMBER 30,                          SEPTEMBER 30,
                                             1999                 1998               1999                 1998
                                            ---------------------------            ---------------------------
                                                   (000) Omitted                           (000) Omitted
Net sales                                   $7,858               $6,783            $4,004               $3,367
Cost of sales                                6,108                5,193             3,135                2,600
                                            ------               ------            ------               ------

          Gross profit                       1,750                1,590               869                  767

Selling, general and
  administrative expenses                    1,514                1,481               756                  748
                                            ------               ------            ------               ------

          Income from operations               236                  109               113                   19

Interest expense                                95                   57                52                   30
                                            ------               ------            ------               ------

          Income before provision
            for income taxes                   141                   52                61                  (11)

Provision for income taxes                      19                   11                10                    6
                                            ------               ------            ------               ------

          Net income                          $122                  $41               $51                 ($17)
                                            ======               ======            ======               ======

Per share data for the six and three months ended September 30, 1999 and 1998 are as follows:

Weighted average number of
   common shares outstanding:
          Basic                          5,526,777            4,838,252         5,526,777            5,344,168
                                         =========            =========         =========            =========
          Diluted                        5,629,277            4,970,752         5,629,277            5,476,668
                                         =========            =========         =========            =========

Net income per share:
          Basic                              $0.02                $0.01             $0.01                $0.00
                                         =========            =========         =========            =========
          Diluted                            $0.02                $0.01             $0.01                $0.00
                                         =========            =========         =========            =========

     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                                                    1999            1998
                                                             --------------------------------------
                                                                       (000) Omitted
Cash Flows From Operating Activities:

  Net income                                                     $      122      $       41
  Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation and amortization                                       46              45
     Amortization of deferred stock compensation                                          4
  Changes in assets and liabilities:
        Decrease in accounts receivable, net                             45             (45)
        Increase in prepaid expenses and other
           current assets                                               (27)            (49)
        Decrease (increase)in inventory                                 152            (132)
        (Decrease) in accounts payable                                 (196)           (226)
        (Decrease) increase in accrued liabilities                     (160)             67
                                                                 ----------      ----------

Net cash used in operating activities                                   (18)           (295)
                                                                 ----------      ----------

Cash flows used in investing activities:
    Investment                                                            0            (300)
    Capital expenditures                                                (41)             (5)
                                                                 ----------      ----------

Net cash used in investing activities                                   (41)           (305)
                                                                 ----------      ----------

Cash flows from financing activities:
    Proceed from Common Stock issuance                                    0             300
    Principal payments under capital lease obligations                  (24)            (24)
    Proceeds from loans payable, net                                    307             324
                                                                 ----------      ----------

Net cash provided by financing activities                               283             600
                                                                 ----------      ----------

Net change in cash                                                      224               0

Cash - beginning of period                                                2               2
                                                                 ----------      ----------

Cash - end of period                                             $      226      $        2
                                                                 ==========      ==========

     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 1999 and the consolidated statements of operations for the six months and three months ended September 30, 1999 and 1998 and the statement of cash flows for the six months ended September 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended March 31, 1999 filed by the Company. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the respective full years.

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

The following table sets forth the reconciliation of the weighted average number of common shares:

                                            Six months ended
                                              September 30,

                                         1999               1998
                                     (Unaudited)        (Unaudited)
                                      ---------          ---------

Basic                                 5,526,777          4,838,252

Effect of dilutive securities
(non-vested restricted stock)           102,500            132,500
                                      ---------          ---------

Diluted                               5,629,277          4,970,752
                                      =========          =========


                                            Three months ended
                                               September 30,

                                         1999               1998
                                     (Unaudited)        (Unaudited)
                                      ---------          ---------

Basic                                 5,526,777          5,344,168

Effect of dilutive securities
(non-vested restricted stock)           102,500            132,500
                                      ---------          ---------

Diluted                               5,629,277          5,476,668
                                      =========          =========

                         ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

      Net income for the six months ended September 30, 1999 was approximately $122,000, an increase of $81,000 or 198% from the same six month period last fiscal year. This increase is principally the result of high sales volume.

      Sales increased by approximately $1,075,000 or 15.8%, for the six months and approximately $637,000 or 18.9% for the three months ended September 30, 1999, from the comparable six and three month period in 1998, respectively. This increase is primarily the result of an increase in international sales due to the Company's increased focus in this area, and a significant increase in the Company's largest connector line, due to line expansion and increased inventory.

      The Company's gross margin of 22% for the six month and the three month period ended September 30, 1999, fell slightly from 23% for the six month and the three month period ended September 30, 1998.

      Selling, general and administrative expenses increased slightly by approximately $33,000, or 2%, for the six months and $8,000, or 1% for the three months ended September 30, 1999 from the comparable previous six and three month periods in 1998.

      Interest expense increased approximately $38,000 for the six and $22,000 for the three months ended September 30, 1999, from the previous comparable six and three month period in 1998 due to an increase in borrowings to purchase inventory.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company used approximately $307,000 in cash from its increased line of credit to pay down accounts payable. At September 30, 1999, the Company had working capital of $5,205,000 and its stockholders' equity was approximately $3,319,000. The Company believes that its present working capital, cash used in operations and amounts available under the loan agreement will be sufficient to meet its cash needs during the next year. The Company's principal credit facility is a line of credit ("Line") first entered into on July 9, 1997. The Line is secured by substantially all of the Company's assets, and since May 14, 1999, a term loan collateralized by a mortgage on the 205 Express Street property. Borrowings under the Line, other than with respect to the mortgage, is based on the Company's inventory and receivables. Presently the term of the Line runs to April 30, 2002. On September 30, 1999, the Company owed approximately $2,750,000 on the Line. The Company's relationship with its secured lender is satisfactory and the Company believes that the lending arrangement will be adequate for the foreseeable future.

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

(A)         Exhibits
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

                             ASTREX, INC.

Date:  November 1, 1999      By: s/ Michael McGuire
                                 ------------------
                             Michael McGuire
                             Director, President and
                             Chief Executive Officer


                             CHIEF FINANCIAL OFFICER
                             OF ASTREX, INC.

Date:  November 1, 1999      By: s/ Lori A. Sarnataro
                                 --------------------
                             Lori A. Sarnataro
                             Chief Financial Officer, Executive Vice
                             President, Treasurer, and Secretary