Form 10QSB
period 1999-12-31
ASTREX INC
filed 2000-02-14
CIK 8038

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended             December 31, 1999
                               ---------------------------------------------


                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from  __________________to____________________


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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
             -

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of February 8, 2000 common shares outstanding were 5,629,277.

                                  ASTREX, INC.

                                      INDEX



                                                                           Page
                                                                            No.
PART I:     Financial Information
---------------------------------
Item 1.  Financial Statements:

         Consolidated Balance Sheets
         December 31, 1999 (unaudited) and March 31, 1999 . . . . . . . . . . 1


         Consolidated Statements of Income (unaudited)
         Nine months and three months ended December 31, 1999 and 1998 . . .  2

         Consolidated Statements of Cash Flows (unaudited)
         Nine months ended December 31, 1999 and 1998 . . . . . . . . . . . . 3


         Notes to Consolidated Financial Statements (unaudited) . . . . . . 4-5

Item 2.  Management's Discussion and Analysis or Plan of Operations . . . . 6-8


PART II:    Other Information
------------------------------
Other Information and Signatures . . . . . . . . . . . . . . . . . . . . . 9-10

                         PART I - Financial Information

                                    ASTREX, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS


                                                                     December 31, 1999                    March 31, 1999
                                                                         (Unaudited)
                                                              --------------------------------      ----------------------------
                                                                                         (000) Omitted

Current Assets:
   Cash                                                                        $     2    $     2

   Accounts receivable (net of allowance
     for doubtful accounts of $79 at December 31, 1999
     and March 31, 1999)                                                         1,948      1,893

   Inventory                                                                     4,152      4,440

   Prepaid expenses and other
     current assets                                                                 72         65
                                                                               -------    -------

     Total current assets                                                        6,174      6,400

Property, plant and equipment at cost (net of
   accumulated depreciation of $512 at December 31,
   1999 and $441 at March 31, 1999)                                                709        706
Other long-term assets                                                             167        140
                                                                               -------    -------

Total Assets                                                                   $ 7,050    $ 7,246
                                                                               =======    =======

Current Liabilities:
   Accounts payable                                                                880        979
   Accrued liabilities                                                             425        579
   Current portion of capital lease obligations                                     44         46
                                                                               -------    -------

      Total current liabilities                                                  1,349      1,604
                                                                               -------    -------

   Capital lease obligations                                                         0         32
   Long-term debt                                                                2,250      2,413


Shareholders' Equity:
  Preferred Stock, Series A - issued, none                                        --         --
  Preferred Stock, Series B - issued, none                                        --         --
  Common Stock - par value $.01 per share; authorized,
       15,000,000 shares; issued, 6,542,863 at December 31,
       1999 and March 31, 1999                                                      65         65
  Additional paid-in capital                                                     3,902      3,902
  Accumulated deficit                                                             (251)      (505)
  Treasury stock, at cost (913,586 shares)                                        (265)      (265)
                                                                               -------    -------

    Total shareholders' equity                                                   3,451      3,197
                                                                               -------    -------

Total liabilities and shareholders' equity                                     $ 7,050    $ 7,246
                                                                               =======    =======


     See accompanying notes to unaudited consolidated financial statements.
                                        1

                          ASTREX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                               NINE MONTHS ENDED              THREE MONTHS ENDED
                                                  DECEMBER 31,                   DECEMBER 31,
                                             1999           1998             1999           1998
                                           -----------------------         -------------------------
                                                (000) Omitted                   (000) Omitted

Net sales                                 $ 11,947       $ 10,374         $  4,089        $  3,591
Cost of sales                                9,237          8,014            3,129           2,821
                                          --------       --------         --------        --------
          Gross profit                       2,710          2,360              960             770

Selling, general and
  administrative expenses                    2,292          2,262              777             782
                                          --------       --------         --------        --------
          Income from operations               418             98              183             (12)

Write-down of investment                      --               83             --                83
Interest expense                               139             81               45              23
                                          --------       --------         --------        --------

          Income before provision
            for income taxes                   279            (66)             138            (118)

Provision for income taxes                      25             17                6               6
                                          --------       --------         --------        --------
          Net income                      $    254       ($    83)        $    132        $   (124)
                                          ========       ========         ========        ========



Per share data for the nine and three months ended December 31, 1999 and 1998 are as follows:

Weighted average number of common
 shares outstanding:

          Basic                          5,526,777      5,068,595        5,526,777       5,526,777
                                         =========      =========    =============    ============
          Diluted                        5,629,277      5,068,595        5,629,277       5,526,777
                                         =========      =========    =============    ============

Net income per share:
          Basic                          $    0.05      ($   0.02)   $        0.02    ($     0.02)
                                         =========      =========    =============    ============
          Diluted                        $    0.05      ($   0.02)   $        0.02    ($     0.02)
                                         =========      =========    =============    ============




     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       THE NINE MONTHS ENDED
                                                            DECEMBER 31,
                                                          1999          1998
                                                        ----------------------
                                                            (000) Omitted

Cash Flows From Operating Activities:

  Net income/(loss)                                       $ 254         ($ 83)

  Adjustments to reconcile net income (loss) to net
   cash provided by (used in)
    operating activities:
     Depreciation and amortization                           71            68
     Amortization of deferred stock compensation             --             5
     Write-down of investment                                --            83
  Changes in assets and liabilities:
        Increase in accounts receivable, net                (55)         (166)
        Increase in prepaid expenses and other
           current assets                                    (7)          (25)
        Decrease (increase)in inventory                     288          (867)
        (Decrease)increase in accounts payable              (99)          223
        (Decrease) increase in accrued liabilities         (154)          158
                                                          -----         -----

Net cash provided by (used in) operating activities         298          (604)
                                                          -----         -----

Cash flows used in investing activities:
     Investment                                              --          (321)
     Capital expenditures                                   (74)          (26)
                                                          -----         -----

Net cash used in investing activities                       (74)         (347)
                                                          -----         -----

Cash flows from financing activities:
    Proceeds from common stock issuance                      --           300
    Principal payments under capital lease obligations      (34)          (35)
    Payments/proceeds from loans payable, net              (190)          686
                                                          -----         -----

Net cash (used in) provided by financing activities        (224)          951
                                                          -----         -----


Net change in cash                                           --            --

Cash-beginning of period                                      2             2
                                                          -----         -----

Cash-end of period                                        $   2         $   2
                                                          =====         =====




     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A - UNAUDITED FINANCIAL STATEMENTS
---------------------------------------


The consolidated balance sheet as of December 31, 1999 and the consolidated statements of income for the nine months and three months ended December 31, 1999 and 1998 and the statement of cash flows for the nine months ended December 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 (and for all periods presented) have been made.



Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended March 31, 1999 filed by the Company. The results of operations for the periods ended December 31, 1999 and 1998 are not necessarily indicative of the operating results for the respective full years.




NOTE B - INCOME/(LOSS) PER COMMON SHARE
---------------------------------------

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. The effect of dilutive securities was not included in the calculation of fully diluted earnings per share in 1998, its results would be antidilutive.

The following table sets forth the reconciliation of the weighted average number of common shares:



                                                      Nine months ended
                                                        December 31,

                                                   1999                1998
                                                (Unaudited)         (Unaudited)
                                                -----------         -----------



Basic                                             5,526,777           5,068,595
Effect of dilutive securities  (non-vested
 restricted stock)                                  102,500                   -
                                                  ---------           ---------

Diluted                                           5,629,277           5,068,595
                                                  =========           =========



                                                       Three months ended
                                                          December 31,

                                                     1999               1998
                                                 (Unaudited)         (Unaudited)
                                                 ----------          -----------

Basic                                             5,526,777           5,526,777
Effect of dilutive securities  (non-vested
 restricted stock)                                  102,500                   -
                                                  ---------           ---------
Diluted                                           5,629,277           5,526,777
                                                  =========           =========

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS



RESULTS OF OPERATIONS


         Net income for the nine months ended December 31, 1999 was approximately $254,000, an increase of $337,000 from the same nine month period last fiscal year. This increase is principally the result of higher sales volume.


         Sales increased by approximately $1,573,000 or 15%, for the nine months and approximately $498,000 or 14% for the three months ended December 31, 1999, from the comparable nine and three month period in 1998, respectively. This increase is primarily the result of an increase in international sales due to the Company's increased focus in this area, and a significant increase in the Company's largest connector line, due to line expansion and increased inventory.


         The Company's gross margin of approximately 23% remained constant with the comparable nine month period in 1998 and increased slightly from the comparable three month period in 1998.


         Selling, general and administrative expenses increased slightly by approximately $30,000, or 1%, for the nine months and decreased slightly by approximately $5,000, or 1% for the three months ended December 31, 1999 from the comparable previous nine and three month periods in 1998.


         Interest expense increased approximately $58,000 for the nine months and $22,000 for the three months ended December 31, 1999, from the previous comparable nine and three month period in 1998 due to an increase in borrowings to purchase inventory.


         The provision for income tax expense for the nine months and three months ended December 31, 1999 and 1998 consists principally of state and local taxes. The Company has and plans to continue utilizing the net operating loss carryforwards available to it.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company generated $298,000 in cash from its operating activities which was used primarily to pay down the outstanding loan balance. At December 31, 1999, the Company had working capital of $4,825,000 and its stockholders' equity was $3,451,000. The Company believes that its present working capital, cash generated from operations and amounts available under the loan agreement will be sufficient to meet its cash needs during the next year. The Company's principal credit facility is a line of credit and a term loan from the same bank lender ("Line"). The Line is secured by substantially all of the Company's assets including a mortgage on the 205 Express Street property. The term of the Line runs to April 30, 2002. Borrowings under the line of credit portion of the Line, is based on the Company's inventory and receivables. On December 31, 1999, the Company owed $2,250,000 on the Line. The Company's relationship with its secured lender is satisfactory and the Company believes that the lending arrangement will be adequate for the foreseeable future.


YEAR 2000 DISCLOSURE

Prior to January 1, 2000 the Company completed an assessment of its informational technology systems and equipment ("IT Systems") and non-IT Systems (items containing embedded chips, such as electronic door locks, telephones, security systems etc.) and made such changes as it believed to be necessary to make the Company's IT Systems and non-IT Systems year 2000 ("Y2K") compliant. In addition, prior to January 1, 2000 management monitored and evaluated the Company's vendors and suppliers to determine their Y2K compliance and any material impact there might have been on the Company in the event any such vendor or supplier had a Y2K problem. Lastly, prior to January 1, 2000 the Company also engaged in "worst-case scenario" planning in the eventuality that notwithstanding the foregoing it was met with Y2K problems.

To date the Company has not experienced any Y2K problems and they do not believe that there is any significant internal risk with regards to Y2k. However, the Company cannot provide assurance that such problems may not develop in the future.

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





                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.


         At the December 14, 1999 Annual Meeting of the Company for the fiscal year ending March 31, 1999, Mr. Howard Amster and Mr. John C. Loring were elected as Class III directors for a term of three years and until a successor is elected and shall have been qualified to so serve. The other Astrex directors are, Mark Schindler, David S. Zlatin, and Michael McGuire. The voting tally at the meeting was as follows:




--------------------------------------------------------------------------------
                            For             Against    Abstain & Broker Nonvotes
--------------------------------------------------------------------------------
     Mr. Amster          4,139,095           5,387                0
--------------------------------------------------------------------------------

     Mr. Loring          4,139,095           5,387                0
--------------------------------------------------------------------------------

Item 6.   Exhibits and Reports on Form 8-K.



(A)         Exhibits


Exhibit       Description                                                        Previously Filed and Incorporated
-------       -----------                                                          by reference or Filed Herewith
                                                                                 ----------------------------------

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



                                        9

                                   SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.



                                                     ASTREX, INC.

Date:  February 11, 2000                       By: s/ Michael McGuire
      ------------------                           ------------------
                                                     Michael McGuire
                                                     Director, President and
                                                     Chief Executive Officer


                                                     CHIEF FINANCIAL OFFICER
                                                     OF ASTREX, INC.

Date:  February 11, 2000                       By: s/ Lori A. Sarnataro
      ------------------                       ---------------------
                                                     Lori A. Sarnataro
                                                     Chief Financial Officer,
                                                     Executive Vice President,
                                                     Treasurer, and Secretary