Form 10KSB40
period 2000-03-31
ASTREX INC
filed 2000-06-29
CIK 8038

                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-KSB

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

                       For the fiscal year ended MARCH 31, 2000


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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/


State issuer's revenues for its most recent fiscal year.  $16,512,451.


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $ 1,246,797 AS OF JUNE 15, 2000 (SEE
ITEM 5).


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,626,777 SHARES OF COMMON STOCK AS OF JUNE 15, 2000.

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

Item 10. - Executive Compensation                    Item 10.  Executive Compensation

Item 11. - Security Ownership of Certain             Item 11.  Security Ownership of Certain Beneficial
            Beneficial Owners and                              Owners and Management
            Management

Item 12. - Certain Relationships and                 Item 12.  Certain Relationships and Related
             Related Transactions                             Transactions

Item 13. - Exhibits and Reports on                   Item 13.  Exhibits, Financial Statements and
            Form 8-K                                          Reports on Form 8-K

                                  PART I

Item 1.  BUSINESS.

                               GENERAL

         Astrex, Inc., a Delaware corporation (the "Company" or "Astrex"), is a value-added distributor of electronic components used to connect, control, regulate or store electricity in equipment. The principal products assembled and sold by Astrex are "connectors." Connectors link a wire or group of wires to another wire or group of wires. Other products sold include relays, switches, and LEDs.

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

         The Company has the capacity to both assemble and test connectors to customer's specifications, which is a capability that some of its competitors do not have. The assembly capability also enables the Company to inventory fewer finished parts and to deliver a wider variety of finished connectors, substantially enhancing service to its customers. During the fiscal year ended March 31, 2000, connector sales represented 82% of total sales. Approximately 61% of those connector sales were connectors assembled by the Company, approximately 33% of those sales were connectors not requiring Company assembly, and approximately 6% of those sales were unassembled connector parts.

         The other products sold by the Company, representing approximately 18% of Company's total sales, are devices that control or regulate the flow of electricity to or within components, including relays and switches that control current by opening or closing an electric circuit.

         Assembly of military specification connectors, a significant part of the Company's business, usually requires government approval. The Company has such approvals as are necessary for the military specification connectors it assembles and does not foresee any future problems with respect to such approvals. The nature of the Company's business does not require significant expenditures for product research and development and the Company's expenditures in that regard over the past two years have been nominal.

         The Company markets the products of approximately 20 manufacturers. Its four largest suppliers, ITT Cannon, Amphenol Corporation, ITW Switches and Packard Hughes Interconnect accounted for approximately 48% of the purchases for fiscal year ended March 31, 2000, as compared to 44% for the fiscal year ended March 31, 1999.

         The Company has satisfactory relations with its suppliers, most of which have done business with the Company for over 15 years. The Company believes that most of the products it presently sells are available from other sources at competitive prices. Most of the products sold by the Company are pursuant to franchise agreements that are typically cancelable at any time.

         As of March 31, 2000 the Company's net inventory aggregated approximately $4,436,000 of which approximately 89% consisted of connectors. While manufacturers generally do not give distributors, such as the Company, the absolute right to return unsold inventory, it is the policy of many manufacturers to protect or partially protect franchised distributors, such as the Company, against the potential write-down of inventories due to technological change or manufacturer's price reductions. Similarly, a manufacturer who elects to terminate a franchise may be required to purchase from the distributor a substantial, if not the total, amount of its product carried in inventory. No assurance can be given however, that these industry practices will continue.

         The Company serves more than 3,200 customers representing a broad spectrum of electronic users ranging from major original equipment manufacturers to engineering firms and research and educational institutions. Such customers include manufacturers in the aerospace, industrial, defense and computer industries. No single customer accounted for more the 10% of sales, during years ended 2000 and 1999.

         Many of the Company's customers require delivery schedules, which are generally not available on direct purchase from manufacturers. The Company offers its customers the convenience of diverse and extensive local inventories and rapid deliveries. In addition, because of its expertise in connectors, the Company can offer its customers technical advice and support, and innovative solutions to customer problems. The Company believes that its has good long-term relationships with its customers extending, in some cases, over a period of more than 20 years.

         For the fiscal year ended March 31, 2000 and 1999, 73% and 79% of the Company's sales, respectively, were in the Northeast and Mid-Atlantic States, 16% of sales in both years were to other parts of the country and 11% and 5% of sales, respectively were for export.

         Sales are generated by the Company's field sales force, which covers specific geographic territories and customers; by the Company's inside telephone and internet sales force; and by independent sales representatives. These sales efforts are supported by an internet web site and by the use of space advertising in industry publications. Sales are managed and coordinated by regional sales managers and by product managers located in the Company's Plainview, New York or West Springfield, Massachusetts facilities.

         When used herein, the words "believe," "anticipate," "think," "intend," "will be," "expect," "foresee" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements speak only as of the date hereof, are not guarantees of future performance, events or trends and involve certain risks and uncertainties including those discussed herein, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements. Readers are also urged carefully to review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including, without limitation, the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation." All references to fiscal year are to the Company's fiscal year which ends March 31.

                      RECENT DEVELOPMENTS

         During fiscal year ended March 31, 2000, the Company continued expanding its product offerings from existing suppliers, by adding assembly capabilities in ITT Cannon (D-Subminiature connectors and microminiature D-Subs), and Hypertronics (N-Series of industrial, commercial connectors). The Company also added ITT RF Products (formerly ITT Sealectro) to its roster of franchised lines.

         Fiscal year ended March 31, 2000 also saw the realization of our goal to grow our export sales. Export sales grew from $682,000 in fiscal year ended March 31, 1999 to $1,790,000 in fiscal year ended March 31, 2000, a gain of 162%. In order to continue pursuing sales growth in export sales, the Company added another full time export sales account manager as of April 3, 2000.

         The Company owns an 8% equity interest in Enigma Energy Company, L.L.C. ("Enigma"), a Texas based producer of natural gas and oil. In October, 1999 the equity holders of Enigma, including Astrex, optioned their respective Enigma equity interests to Comanche Energy Inc., a public company principally engaged in the production of oil and gas ("Comanche"). Comanche advises that it exercised the option in January 2000 with the transaction to close during the present fiscal year ending March 31, 2001. Astrex received 115,253 shares of Comanche common stock in consideration for the option and is to receive an additional 268,925 shares in consideration for its equity interest in Enigma when the transaction closes.

         On June 29, 2000 the Board of Directors declared a dividend on the Company's Common Stock of one share of a new Series B Convertible Preferred Stock for every three shares of Common Stock held as of 5:00 p.m. EDT July 7, 2000 ("Record Date"). The ex dividend date is July 5, 2000. The dividend shares are to be mailed on July 17, 2000 or as soon thereafter as possible to holders of record as of the Record Date. Fractional Preferred Stock shares will not be issued, rather to the extent a holder would otherwise be entitled to a fractional share that share will be rounded up to a whole share.

         In declaring the dividend the Board took into account not only the Company's strong performance of the fiscal year ended March 31, 2000 but also the Company's need to preserve capital for future growth, the relatively low Common Stock 'float', the desire to better protect the Company's net operating loss federal tax loss carry forwards, and to better allow any future 'acquisition for stock' and capital raising opportunities to be free from management stability issues. For these reasons a dividend of a newly defined Series B Convertible Preferred Stock with special characteristics was decided upon.

     The characteristics of the Series B Convertible Preferred Stock ("Preferred Stock") are definitively delineated in the "Astrex, Inc. Certificate Of Designations, Preferences And Rights Of Series B Convertible Preferred Stock" ("Certificate") which should be reviewed for a full and controlling description but in summary, the principal characteristics are:

     1. The Preferred Stock will not be entitled to any preferential dividends, but will be entitled to any dividend declared on the Common Stock, and the Common Stock will be entitled to any dividend declared on the Preferred Stock.

     2. Each share of the Preferred Stock will have a liquidation right of twenty five cents.

     3. The Preferred Stock will be entitled to vote on all matters that the Common Stock is entitled to vote on and will have twelve votes per Preferred Stock share.

     4. Beginning on July 31, 2001 and essentially at all times thereafter the Preferred Stock will be convertible at the option of the holder into Common Stock on a share for share basis.

     5. The Preferred Stock is subject to significant and very limiting restrictions on transfer by sale or otherwise. The restrictions are set fourth in detail in the Certificate but in essence the Preferred Stock is (i) only transferable to a person or entity who upon transfer will be the bona fide beneficial owner, or trustee for the beneficial owner (as opposed to a 'nominee' or 'street name' holder) of the shares, and further (ii) the transferee must be closely related (as defined in the Certificate) to the transferor. Additionally, prior to July 31, 2001 any such transfers will also be at the sole discretion of the Company and will only be allowed to the extent, in the sole opinion of the Company, the transfer will not impair or make it more difficult to preserve any tax attributes of the Company (including without limitation, net operating losses, or the rate of use of the same under the United States Income Tax laws). (Preferred Stock shares initially dividended to a holder who is not the beneficial owner, upon application to the Company may be transferred to the person or entity who was the beneficial owner on the dividend record date).

     The foregoing is only a brief summary of some of the terms of the Certificate and in all matters the Certificate and not this summary controls. The Certificate is available from the Company without charge upon request and is also on public file with the Secretary of State of the State of Delaware.

     With this dividend there are presently approximately 5,690,000 shares of Common Stock and approximately 1,900,000 shares of Series B Convertible Preferred Stock outstanding. These are the only securities of the Company of any sort outstanding. Since the dividend has been made equally to all holders (with some slight variations as a nominal consequence of rounding) there has been no change in the economic or voting interest of any holder. However, because the Preferred Stock shares have multiple votes, the holders of those shares collectively have voting control of the Company and to the extent a holder converts Preferred Stock shares to Common Stock they will lose those multiple votes (but gain freely transferable shares). Prior to the dividend present management of the Company held more then a majority of the Common Stock and the dividend does not change that control. In the future the

Preferred Stock may make it easier or more difficult for non management stock holders to effect a 'hostile take over' depending upon to what extent present management converts or holds that stock. Since the Preferred Stock has only very limited transferability a 'market' for those shares will not develop, effectively making conversion of those shares to Common Stock after July 31, 2001 the only alternative for those holders who do not wish to continue to hold the Preferred Stock or transfer the same to closely related persons or entities.

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

                          BACKLOG

         At April 1, 2000, the Company's total backlog of confirmed, unfilled orders was approximately $4,018,000, an increase of 6% over the April 1, 1999 backlog of $3,801,000. The Company expects almost the entire backlog to be shipped before the end of the fiscal year ending March 31, 2001. The backlog at year-end is not necessarily indicative of sales for any specific subsequent period.

              COMPLIANCE WITH ENVIRONMENTAL LAWS

         In the fiscal years ended March 31, 2000 and 1999 the Company expended less than $10,000 in order to comply with environmental laws with respect to the Plainview building. The Company has had no other expenditures with respect to such laws in that time period.

                         EMPLOYEES

         As of March 31, 2000 the Company had 60 employees. The Company has senior operating personnel at both its Plainview, New York and West Springfield, Massachusetts facilities, some of whom have been with the Company or a subsidiary for more than 15 years. Management believes that its relations with its employees are satisfactory.

Item 2.  PROPERTIES.


         Through its wholly owned subsidiary, AVest, Inc., the Company owns a 22,000 square foot building at 205 Express Street, Plainview, New York. The Company's principal executive offices occupy approximately 750 square feet of that building with the balance of the building space constituting office, warehouse and assembly facilities for the Company. The property is adequately covered by insurance and there are at present no significant renovation, improvement or development plans with respect to the facility. The Company's T.F. Cushing, Inc. subsidiary occupies 3,500 square feet in West Springfield, Massachusetts at an annual rent of $20,760 under a lease that expires August 31, 2000. In addition the Company presently maintains sales offices in Endwell, New York (1,500 square feet, $15,000 annual rent, under a lease that expires December 31, 2000), Willow Grove, Pennsylvania (1,323 square feet, $21,955 annual rent, month-to-month occupancy under a lease which expired June 1, 1999) and Woburn, Massachusetts (1,058 square feet, $20,985 annual rent, under a lease that expires November 30, 2000). All of the Company's premises are adequate for the Company's current and foreseeable requirements. The Company has no present plans to significantly renovate or improve any of its leased properties.

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

Item 3.  LEGAL PROCEEDINGS.

         As of March 31, 2000 and the date hereof there was no litigation pending against or on behalf of the Company or its properties.

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


--------------------------------------------------------------------------------------------
        CALENDAR YEAR
          & QUARTER                   HIGH CLOSING BID              LOW CLOSING BID
--------------------------------------------------------------------------------------------
1998    First Quarter                      5/16                          5/16
--------------------------------------------------------------------------------------------
        Second Quarter                    11/32                          5/16
--------------------------------------------------------------------------------------------
        Third Quarter                     11/32                          9/32
--------------------------------------------------------------------------------------------
        Fourth Quarter                     9/32                          27 cents
--------------------------------------------------------------------------------------------
1999    First Quarter                      27 cents                       1/4
--------------------------------------------------------------------------------------------
        Second Quarter                     9/32                          3/16
--------------------------------------------------------------------------------------------
        Third Quarter                      7/16                          9/32
--------------------------------------------------------------------------------------------
        Fourth Quarter                      1/2                           .37
--------------------------------------------------------------------------------------------
2000    First Quarter                      1.01                           3/8
--------------------------------------------------------------------------------------------

         For purposes of the disclosure of the aggregate market value of the voting stock held by non-affiliates as set forth on page 1 of this Report, the Company has used the price of .52 cents per share, which is the average of the reported closing bid and ask prices on June 15, 2000.

         No dividends have been paid on common stock since April 1978 and the Company does not anticipate paying cash dividends with respect to common stock in the foreseeable future.

         As of June 15, 2000 there were 5,626,777 shares of the Company's common stock outstanding and held by 344 holders of record.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.


         Results of Operations

         The Company had net income of approximately $456,000 for fiscal year ended March 31, 2000 versus a net loss of approximately $236,000 for fiscal year ended March 31, 1999. The improved performance for the fiscal year ended March 31, 2000 was primarily attributable to a $2.1 million increase in sales and to a lesser extent due to both a decrease in sales, general and administrative expenses and the absence of any investment write down (in the fiscal year ended March 31, 1999 the Company wrote down an investment unrelated to its core business of $232,500).

         The Company's gross margins remained constant at 22.7% in fiscal years ended March 31, 2000 and March 31, 1999.

         Net sales for the fiscal year ended March 31, 2000 increased $2.1 million to approximately $16.5 million as compared to approximately $14.4 million for the fiscal year ended March 31, 1999. Approximately $1.1 million of this increase was due to improved export sales with the balance primarily the result of product expansion within existing lines.

         At April 1, 2000, the Company's total backlog of confirmed, unfilled orders was approximately $4,018,000 an increase of 6% over the April 1, 1999 backlog of $3,801,000.

         Selling, general and administrative expenses decreased approximately $51,000, or 2%, for the fiscal year ended March 31, 2000, to $3,069,531 from $3,120,462 for the fiscal year ended March 31, 1999. This decrease was primarily the result tighter cost controls.

         Interest expense increased to $183,438 in fiscal year ended March 31, 2000 from $115,452 in fiscal year ended March 31, 1999. This was due to an increase in interest rates as well as an increase in borrowings in the first three quarters of fiscal year 2000.

         Liquidity and Capital Resources

         The Company generated approximately $376,000 in cash from operations to reduce payables and its loan balance. At March 31, 2000, the Company had working capital of $5,037,085 and its stockholders' equity was $3,654,240.
The   Company believes that its present working capital, cash generated from operations and amounts available under its present credit facility discussed below will be sufficient to meet its cash needs during the next year.

         The Company's principal credit facility is a line of credit ("Line") entered into on July 9, 1997. The Line is secured by substantially all of
the   Company's assets, and since May 14, 1999, includes a term loan
collateralized   by a mortgage on the 205 Express Street property. Borrowings
under the Line,   other than with respect to the mortgage, is based on the
Company's inventory   and receivables. During the fiscal year ended March 31,
1999 the provisions of   the Line were modified to reduce the interest rate,
increase the maximum   availability and extend the then term. Since that
time, on May 14, 1999, the   Line was further modified to increase the
overall borrowing availability by   converting a negative pledge on the
Company's 205 Express Street property to a   mortgage securing a term loan
and extending the term of the Line generally to   April 30, 2002.

          On March 31, 2000, the Company owed $2,250,000 on the Line. The Company's relationship with its secured lender is satisfactory and the
Company   believes that the lending arrangement will be adequate for the
foreseeable   future.

         The Company has successfully completed its program to prepare
systems   and applications for the year 2000. The costs associated with this
program did   not have a material effect on its financial position and have been incurred.

         The Company  believes  that the  relatively  moderate  rates of
inflation in the year 2000 and 1999 have not had a   significant impact on
sales and profitability.

Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            Pages F-1 et. seq. of this Form 10-KSB are by this reference incorporated herein.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

         On March 30, 1999 Astrex, Inc. (the "Company") engaged Grant Thornton LLP ("New Auditor") to audit the Company's financial statements for the fiscal year to ended March 31, 1999. For the past several fiscal years prior to the fiscal year ended March 31, 1999, KPMG LLP ("Former Auditor") performed the Company's annual audit. The Company elected to change auditors with the approval of its Board of Directors in order to keep its audit costs reasonably near prior levels while maintaining the same level and quality of services.

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


NAME, AGE, CAL. YEAR FIRST
BECAME A DIRECTOR OR OFFICER &
DIRECTOR CLASS IF APPLICABLE.                       PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
-----------------------------                       ----------------------------------------
Howard Amster                              Private investor and registered representative with Ramat Securities,
Director                                   Inc., Cleveland, Ohio previously First Union Securities and predecessor
52 - since 1992 - Class III                firms 1979-2000. Director, Geauga Savings Bank, a northern Ohio savings and loan.

John C. Loring                             Attorney and private investor, Chicago, Illinois. Director of Geauga
Director and Chairman                      Savings Bank, a northern Ohio savings and loan, and formerly: Vice
55 - since 1988 - Class III                Chairman and a director of GalVest, Inc., a Houston oil and gas company, director of Weatherford International, a Houston well servicing company, director of Fleet Aerospace, Inc., a Toronto manufacturer of components for the aerospace market, and director of Guardian Bankcorp., Inc., a former
                                           Los Angeles Bank.

Michael McGuire                            Mr. McGuire joined the Company in 1969. Prior to becoming CEO and
Director, CEO and President                President he was the Company's General Manager and Director of
45 - since 1991 - Class I                  Operations. Mr. Michael McGuire and Mr. Robert McGuire are not related.

Robert McGuire                             Mr. Robert McGuire joined the Company in 1981. Prior to becoming an
Executive Vice President                   Executive Vice President he held the position of Warehouse Manager. He
50 - since 1997                            has worked in the distribution industry since 1976. Mr. Robert McGuire and Mr. Michael McGuire are not related.

Wayne Miller                               Mr. Wayne Miller joined the Company in 1996 as the  Director  of New
Executive Vice President                   Business  Development.  Prior to  joining  the  Company  Mr.  Miller  was
45 - since 1997                            Director of Sales for Summit Radio  Corporation for a year and a half and prior to that time General Manager of Time  Electronics,  Inc. a division of Avnet,  Inc.,  for  fifteen  years.  He has worked in the  electronics distribution industry since 1975.

Lori A. Sarnataro                          Ms. Lori Sarnataro joined the Company in 1998.  Prior to joining the
CFO, Executive Vice President,             Company in 1998, Ms. Sarnataro, a Certified Public Accountant, was
Treasurer and Secretary                    employed with Physician Computer Network, Inc. for five years as Manager
35 - since 1998                            of Corporate Accounting and Systems Implementation.  Prior to that she was employed with KPMG LLP for five years as a Senior Auditor and Tax
                                           Specialist.



NAME, AGE, CAL. YEAR FIRST
BECAME A DIRECTOR OR OFFICER &
DIRECTOR CLASS IF APPLICABLE.                       PRINCIPAL OCCUPATION FOR PAST FIVE YEARS
-----------------------------                       ----------------------------------------

Mark Schindler                             Mr.  Schindler is a self-employed  consultant,  private  investor,  and a
Director                                   partner in Madison  Venture  Capital II, Inc.,  New York,  New York.  Mr.
78 - since 1960 - Class II                 Schindler  is also a Vice  President,  Secretary  and  Director  of Kushi
                                           Natural Foods Corp. and formerly owned his own  electronics  distribution business.  Mr.  Schindler  was formerly a Director of Natural Child Care,
                                           Inc./Winners All  International,  Ltd./Erecotes  Industries,  Inc., Light
                                           Savers U.S.A.,  Inc. which became Hospitality  Worldwide  Services,  Inc.
                                           and later  became  Hotel  Works.com,  Servtex  International  Inc.  which became Hymedix,  Inc. and Director and Treasurer of KMC which became APGI and later became Tal  Wireless  Networks,  Inc..  Mr.  Schindler  founded
                                           Astrex, Inc.

Nancy Shields                              Ms.  Nancy  Shields  joined the Company in 1990.  Prior to becoming  Vice
Executive Vice President                   President she was the Corporate  Product Manager.  Ms. Shields has worked
43 - since 1995                            in the electronics distribution industry since 1977.

David S. Zlatin                            Chief  Operating  Officer of Ramat  Securities,  Ltd.,  Rabbi and private
Director                                   investor.
48 - since 1993 - Class II


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

         The Company is not aware of any person who failed to file on a timely basis any reports relating to the Company required by Section 16(a) of the Securities Exchange Act during the fiscal year that ended March 31, 2000.


Item 10.  EXECUTIVE COMPENSATION.


         The following table shows information concerning the compensation paid or awarded by the Company and its subsidiaries for services to its Chief Executive Officer and its Executive Vice President of Sales during fiscal years ended March 31, 2000, 1999 and 1998. Other then Mr. Michael McGuire and Mr. Miller there were no executive officers of the Company whose compensation was or exceeded

$100,000. The Company (i) has no retirement, pension, profit sharing, stock option, stock appreciation rights or long term incentive plans for the years in question, (ii) has not awarded any bonuses during or for the years in question, except as set forth in the table below, and to two other executive officers, and (iii) has no employment contracts or termination of employment and change of control arrangements for any of the Company's executive officers.


         In the first quarter of fiscal year ended March 31, 1997, the Company awarded 135,000 unregistered forfeitable shares of the Company's common stock to 19 employees (including Mr. Michael McGuire who received 15,000 shares), none of whom received more than 15,000 shares. The award provided that to the extent an employee ceased to be employed by the Company prior to April 1, 2000 (other than on account of death) the shares awarded to said employee were forfeited to the Company. At March 31, 2000, 100,000 shares of the original 135,000 shares vested according to the terms of the award, 35,000 shares having been previously forfeited by persons leaving the employ of the Company during the four year vesting period. It is not expected that any cash dividends will be paid on these shares for the foreseeable future.




                                    SUMMARY COMPENSATION TABLE


                                                                                              LONG TERM
NAME AND                                                             ANNUAL COMPENSATION  COMPENSATION AWARDS
PRINCIPAL POSITION                  FISCAL YEAR     SALARY ($)            BONUS ($)        RESTRICTED STOCK
                                                                                              AWARDS ($)
----------------------------------- ------------- ------------------ ------------------- --------------------
Michael McGuire                        2000          $231,438             $86,000(1)           - (2)
----------------------------------- ------------- ------------------ ------------------- --------------------
CEO & President                        1999          $164,577             $61,000              -
----------------------------------- ------------- ------------------ ------------------- --------------------
                                       1998          $161,000             $57,360              -
----------------------------------- ------------- ------------------ ------------------- --------------------
Wayne Miller                           2000          $113,305             $18,000              - (2)
----------------------------------- ------------- ------------------ ------------------- --------------------
Executive Vice President of Sales      1999          $105,023                -                 -
----------------------------------- ------------- ------------------ ------------------- --------------------
                                       1998          $101,506                -                 -
----------------------------------- ------------- ------------------ ------------------- --------------------


(1)  Bonus is subject to final Board of Directors approval.
(2) Mr. McGuire and Mr. Miller were each given 15,000 unregistered forfeitable shares of Common stock as compensation in fiscal year 1997 with a fair market value of 31 cents per share. These shares were forfeitable to the extent they ceased to be employed by the Company (other than on account of death) before April 1, 2000. At March 31, 2000 the fair market value of the 30,000 shares were 84 cents per share for an aggregate fair value of $25,200.

         The Board of Directors held 2 meetings during fiscal year ended March 31, 2000. Each of the directors of the Company attended each of those meetings except for Mr. Howard Amster who was excused from one meeting. Other than the Executive Committee there were no active standing committees of the Board of Directors during that fiscal year. During that fiscal year the Board of Directors fee for each director who is not a full time employee of the Company was $1,500 plus a `per meeting' fee of $750. Pursuant to this arrangement each of the directors other than Mr. McGuire, received $3,000 except for Mr. Howard Amster who received $2,250. In addition, during the fiscal year ended March 31, 2000 (i) Mr. Loring for services as Chairman of the Board and the Executive Committee received $29,333 and $47,000 respectively, and (ii) Mr. Amster for his services on the

Executive Committee received $47,000. During the fiscal year ended March 31, 1999 Mr. Loring received $25,000 for services as Chairman of the Board and $15,000 for services with respect to the Enigma transaction and certain other matters and Messrs. Amster and Loring each received $29,500 for services with respect to the Executive Committee.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number and percentage of shares of the Company's common stock beneficially owned as of June 15, 2000 by persons who are known (based on the Company's review of Forms 13G and 13D delivered to the Company) by the Company to be the beneficial owners of more than 5% of the Company's outstanding common stock as of that date, and the directors of the Company and its chief executive officer, and all officers and directors of the Company as a group. For purposes of this Report, beneficial ownership is defined in accordance with Rule 13d-3 of the Securities and Exchange Commission to mean generally the power to vote or dispose of shares, regardless of any economic interest therein. The persons listed have direct sole voting power and direct sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.

BENEFICIAL HOLDERS OF MORE THAN 5% OF COMMON STOCK

---------------------------------------------- ----------------------- -------------------
NAME AND ADDRESS OF BENEFICIAL OWNERS            AMOUNT AND NATURE OF     PERCENTAGE (1)
                                                 BENEFICIAL OWNERSHIP      OF CLASS
---------------------------------------------- ----------------------- -------------------
Howard Amster(2)                                       885,425(2)            15.74%
205 Express Street
Plainview, New York  11803
---------------------------------------------- ----------------------- -------------------
FMR, Corp. (3)                                         565,723(3)           10.05%
82 Devonshire Street
Boston, Massachusetts  02109
---------------------------------------------- ----------------------- -------------------
Herzog, Heine, Geduld, Inc.                            646,426              11.49%
26 Broadway
New York, New York 10004
---------------------------------------------- ----------------------- -------------------
John C. Loring(4)                                    1,808,780(4)           32.15%
205 Express Street
Plainview, New York  11803
------------------------------------------------------------------------------------------

OFFICER AND DIRECTOR HOLDINGS OF COMMON STOCK


------------------------------------------------------------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNERS            AMOUNT AND NATURE OF      PERCENTAGE(1)
                                                 BENEFICIAL OWNERSHIP        OF CLASS
---------------------------------------------- ----------------------- -------------------
Howard Amster(2)                                        885,425(2)            15.74%
---------------------------------------------- ----------------------- -------------------
John C. Loring(4)                                     1,808,780(4)            32.15%
---------------------------------------------- ----------------------- -------------------
Michael McGuire(5)                                      262,975(5)             4.67%
---------------------------------------------- ----------------------- -------------------
Mark Schindler                                            1,449                   *
---------------------------------------------- ----------------------- -------------------
David S. Zlatin                                               0                   *
---------------------------------------------- ----------------------- -------------------
Wayne Miller                                             44,000                   *
---------------------------------------------- ----------------------- -------------------
All Other Officers                                       35,000                   *
---------------------------------------------- ----------------------- -------------------
All Officers and Directors as a group
(9 persons)(2,4,&5)                                   3,037,629(2,4,&5)       53.99%
---------------------------------------------- ----------------------- -------------------

(*)  Less than 1%.
(1)  Based on 5,626,777 shares outstanding.
(2)  Does not include 281,025 shares owned by The Madav IX Foundation.
     Howard Amster is a director of The Madav IX Foundation but disclaims any beneficial ownership of its shares.
(3) 565,723 shares are beneficially owned by Fidelity Equity Income Fund, its wholly owned subsidiary.
(4) Includes 271,970 shares owned by his spouse's IRA, the beneficial ownership of which he disclaims.
(5) Includes 104,537 shares owned by his spouse's IRA, the beneficial ownership of which he disclaims.

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



                                     PART IV

Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a) (1) Financial Statements                                                                      PAGE NO.
        --------------------                                                                      --------
        Reports of Independent Certified Public Accountants                                          F-1

        Consolidated Balance Sheet as of  March 31, 2000                                             F-2

        Consolidated Statements of Operations for the years ended March 31, 2000 and 1999            F-3

        Consolidated Statements of Shareholders' Equity                                              F-4
        for the years ended March 31, 2000 and 1999

        Consolidated Statements of Cash Flows for the years ended March 31, 2000 and 1999            F-5

        Notes to Consolidated Financial Statements                                                   F-6-F-15


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


3 (b)         By-Laws of Astrex, Inc., as amended                           Filed as Exhibit 3(b) to the Form 10-QSB
                                                                            of the Company for the quarter ended
                                                                            September 30, 1996

10(a)         Amended and Restated Credit and Security Agreement Filed as   Filed as Exhibit 10(c) to the Form 10-
              Exhibit 10(c) to the Form (Revolver) between Astrex, Inc.     QSB of the Company for the quarter ended
              and Fleet National Bank 10-QSB of the Company for the         September 30, 1998
              quarter dated August 31, 1998 ended September 30, 1998

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

10(e)         Revolving Credit Promissory Note between Astrex, Inc.         Filed as Exhibit 10(d) to the Form
              and Fleet National Bank dated July 9, 1997                    10-QSB of the Company for the quarter
                                                                            ended September 30, 1997

10(f)         Guaranty Agreement between AVest, Inc. and Fleet National     Filed as Exhibit 10(e) to the Form
              Bank dated July 9, 1997                                       10-QSB of the Company for the quarter
                                                                            ended September 30, 1997

10(g)         Guaranty Agreement between T.F. Cushing, Inc. and Fleet       Filed as Exhibit 10(f) to the Form
              National Bank dated July 9, 1997                              10-QSB of the Company for the quarter
                                                                            ended September 30, 1997

10(h)         Guaranty  Confirmation  Agreement between T.F. Cushing,       Filed as Exhibit 10(d) to the Form
              Inc. and Avest, Inc. and Fleet National Bank dated            10-QSB of the Company for the quarter
              August 31,1998                                                ended September 30, 1998

10(i)         Purchase and Option Agreement between Astrex, Inc.,           Filed as Exhibit 10(a) to the Form 10-QSB of
              Enigma Energy Company and Members dated June 6, 1998          the Company for the quarter ended June 30, 1998




10(j)         Subscription and Stock Purchase Agreement between Astrex,     Filed as Exhibit 10(b) to the Form 10-QSB of
              Inc.  and John C. Loring and  Elizabeth S. Loring dated       the Company for the quarter ended June 30, 1998
              July 15, 1998

10(k)         Amendment No. 3 To Credit and Security Agreement dated        Filed as Exhibit 10(a) to the Form
              May 14,1999.                                                  10-QSB of the Company for the quarter
                                                                            ended June 30, 1999

10(l)         Second Amended and Restated Revolving Credit Promissory       Filed as Exhibit 10(b) to the Form 10-QSB of the
              Note dated May 14, 1999                                       Company for the quarter ended June 30, 1999

10(m)         Term Loan Promissory Note, dated May 14, 1999                 Filed as Exhibit 10(c) to the Form
                                                                            10-QSB of the Company for the quarter
                                                                            ended June 30, 1999

10(n)         Guaranty Confirmation Agreement (With Modifications),         Filed as Exhibit 10(d) to the Form 10-QSB of
              dated May 14, 1999                                            the Company for the quarter ended June 30, 1999

10(o)         Mortgage from Avest, Inc. To Fleet National Bank, dated       Filed as Exhibit 10(e) to the Form
              May 14, 1999                                                  10-QSB of the Company for the quarter
                                                                            ended June 30, 1999

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


(b) No Current Reports on Form 8-K were filed by the Company.

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Shareholders
   ASTREX, INC.


We have audited the accompanying consolidated balance sheet of Astrex, Inc. and subsidiaries (the "Company") as of March 31, 2000 and the related consolidated statements of earnings, shareholders' equity and cash flows for the years ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astrex, Inc. and subsidiaries as of March 31, 2000 and the results of their operations and their cash flows for the years ended March 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP


Melville, New York
June 1, 2000

                      Astrex, Inc. and Subsidiaries

                        CONSOLIDATED BALANCE SHEET

                              March 31, 2000

                                  ASSETS


CURRENT ASSETS
   Cash                                                                                $       57,001
   Accounts receivable (net of allowance for doubtful
     accounts of $79,000)                                                                   2,299,277
   Inventory                                                                                4,436,621
   Prepaid expenses and other current assets                                                   46,336
                                                                                          -----------

              Total current assets                                                          6,839,235

FIXED ASSETS, NET                                                                             702,975

INVESTMENTS                                                                                   164,181
                                                                                           ----------

                                                                                           $7,706,391
                                                                                           ==========


                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                       $1,172,119
    Accrued liabilities                                                                       598,414
    Current portion of capital lease obligations                                               31,618
                                                                                          -----------

              Total current liabilities                                                     1,802,151

LONG-TERM DEBT                                                                              2,250,000

SHAREHOLDERS' EQUITY
    Preferred stock, Series A - par value $5 per share; authorized,
      200,000 shares; issued, none                                                                  -
    Preferred stock, Series B - par value $.01 per share; authorized,
      10,000,000 shares; issued, none                                                               -
    Common stock - par value $.01 per share; authorized, 15,000,000
      shares; issued and outstanding, 6,540,363 shares                                         65,404
    Additional paid-in-capital, net                                                         3,902,342
    Accumulated deficit                                                                       (48,566)
    Treasury stock - 913,586 shares, at cost                                                 (264,940)
                                                                                           ----------

                                                                                            3,654,240
                                                                                           ----------

                                                                                           $7,706,391
                                                                                           ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                               Astrex, Inc. and Subsidiaries

                             CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                             YEAR ENDED MARCH 31,
                                                                                         ---------------------------------
                                                                                            2000                  1999
                                                                                         -----------           -----------
Net sales                                                                                $16,512,451           $14,373,403
Cost of sales                                                                             12,771,309            11,112,958
                                                                                         -----------            ----------

              Gross profit                                                                 3,741,142             3,260,445

Selling, general and administrative expenses                                               3,069,531             3,120,462
                                                                                         -----------           -----------

              Income from operations                                                         671,611               139,983

Write-down of investment                                                                                          (232,500)
Interest expense                                                                            (183,438)             (115,452)
Other income, net                                                                                                       29
                                                                                         -----------         -------------

              Income (loss) before provision
                  for income taxes                                                           488,173              (207,940)

Provision for income taxes                                                                    31,858                28,413
                                                                                         -----------         -------------

              NET INCOME (LOSS)                                                          $   456,315         $    (236,353)
                                                                                         ===========         =============

Net income (loss) per share
     Basic and diluted                                                                   $       .08         $        (.05)
                                                                                                 ===                  ====

Weighted-average common shares and common
     equivalent shares outstanding
        Basic                                                                              5,526,777             5,181,572
                                                                                           =========             =========

           Diluted                                                                         5,626,777             5,181,572
                                                                                           =========             =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                           Astrex, Inc. and Subsidiaries

                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                        Years ended March 31, 2000 and 1999


                                                    Common stock,
                                              par value $.01 per share         Additional          Deferred
                                            ---------------------------          paid-in            compen-
                                                Shares           Amount          capital            sation
                                            -----------     -----------     -------------      -------------
Balance, March 31, 1998                       4,459,277          $53,729       $3,620,359          $(14,272)

Amortization of deferred compensation              -               -                -                 7,320

Shares issued to fund Enigma
   transaction                                1,200,000           12,000          288,000              -
Shares forfeited under deferred
   compensation arrangement                     (30,000)            (300)          (6,210)            6,510
Net loss                                           -               -                 -                 -
                                            --------------   -----------    ----------------       ---------

Balance, March 31, 1999                       5,629,277           65,429        3,902,149              (442)

Amortization of deferred compensation              -               -                 -                  610

Shares forfeited under deferred
   compensation arrangement                      (2,500)             (25)            (518)              543
Net income                                         -               -                 -                 -
                                            --------------   -----------    ----------------       --------

BALANCE, MARCH 31, 2000                       5,626,777          $65,404       $3,901,631          $    711
                                              =========          =======       ==========          ========


         Accu-
        mulated           Treasury
         deficit           stock                Total
   ----------------      ---------          -----------

       $(268,528)        $(264,940)          $3,126,348

            -                -                    7,320


            -                -                  300,000

            -                -                     -
        (236,353)            -                 (236,353)
        --------     --------------          ----------


        (504,881)         (264,940)           3,197,315

               -            -                       610


               -            -                         -
         456,315            -                   456,315
        --------     --------------           ---------


      $  (48,566)        $(264,940)          $3,654,240
       =========          ========            =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                           Astrex, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Year ended March 31,
                                                                                           -------------------------------
                                                                                             2000                 1999
                                                                                           ---------          ------------
Cash flows from operating activities
    Net income (loss)                                                                      $ 456,315          $  (236,353)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities
          Depreciation and amortization                                                       91,792               92,596
          Amortization of deferred stock compensation                                            610                7,320
          Write-down of investment                                                              -                 232,500
          Changes in assets and liabilities
              (Increase) decrease in accounts receivable, net                               (406,714)            (390,808)
              Decrease (increase) in inventory                                                 3,491           (1,057,249)
              Decrease (increase) in prepaid expenses and other
                 current assets                                                               18,737               (3,245)
              (Decrease) increase in accounts payable                                        192,938               (5,495)
              Increase (decrease) in accrued liabilities                                      19,239              244,966
                                                                                           ---------          -----------

         Net cash provided by (used in) operating activities                                 376,408           (1,115,768)
                                                                                           ---------          -----------

Cash flows from investing activities
    Capital expenditures                                                                     (88,272)             (26,819)
    Investments                                                                                 -                (322,330)
                                                                                           ---------          -----------

         Net cash used in investing activities                                               (88,272)            (349,149)
                                                                                           ---------          -----------

Cash flows from financing activities
    (Repayments) proceeds of loan payable                                                   (162,768)           1,212,768
    Proceeds from issuance of common stock                                                      -                 300,000
    Principal payments under capital lease obligations                                       (46,016)             (47,851)
    Deferred financing costs                                                                 (24,351)                -
                                                                                           ---------          -----------

         Net cash provided by (used in) financing activities                                (233,135)           1,464,917
                                                                                           ---------          -----------

         NET CHANGE IN CASH                                                                   55,001                 -

Cash, beginning of year                                                                        2,000                2,000
                                                                                           ---------          -----------

Cash, end of year                                                                          $  57,001          $     2,000
                                                                                           =========          ===========

Supplemental disclosures of cash flow information:
    Cash paid during the year for
       Interest                                                                           $  167,731          $   117,649
                                                                                          ==========          ===========

       Income taxes                                                                       $    4,892          $    14,350
                                                                                          ==========          ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         Astrex, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           March 31, 2000 and 1999



NOTE A - DESCRIPTION OF BUSINESS

     Astrex, Inc. and subsidiaries (the "Company") sells, assembles and distributes electronic parts and components in one business segment. Approximately 82% and 81% of the Company's sales in fiscal 2000 and 1999, respectively, consist of connectors that link electronic components together and generally consists of a shell, insert, contacts and adaptive hardware. The other products sold by the Company, which comprise the remaining 18% and 19% of sales in fiscal 2000 and 1999, respectively, are devices that control or regulate the flow of electricity to or within components. The Company's largest markets include the defense, aerospace, industrial and computer industries, which sales are worldwide with a concentration in the Northeast and Mid-Atlantic states.


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

     The Company has an 8% equity interest in a limited liability company (see Note G) and an 8.52% interest in a limited partnership ("nonequity affiliates"). These investments are accounted for by the cost method, whereby the Company's interest in the net income of these affiliates is recognized upon the receipt of cash distributions. Such investments are reflected in "Investments" in the consolidated balance sheet at March 31, 2000.

     FINANCIAL INSTRUMENTS AND BUSINESS CONCENTRATIONS

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company's customer base and their dispersion across geographic areas and industries. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. No single customer accounted for more than 10% of the Company's sales and accounts receivable in fiscal 2000 and 1999.

                        Astrex, Inc. and Subsidiaries

                           March 31, 2000 and 1999



NOTE B (CONTINUED)

     Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. The Company's principal financial instrument consists of a line of credit and term loan facility and an interest rate swap agreement, expiring April 30, 2002, with one participating bank. The Company believes that the carrying amounts of such debt and the interest rate swap agreement approximate the fair value as the interest rates approximate the current prevailing interest rates.

     The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements. The Company's top four suppliers accounted for 48% and 44% of purchases for the fiscal years ended March 31, 2000 and 1999, respectively. There can be no assurance that, in the event a supplier cancels its distributor agreement with the Company, the Company will be able to replace the sales with sales of other products.

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

                                March 31, 2000 and 1999



NOTE B (CONTINUED)

     FIXED ASSETS

     Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases is amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

     DERIVATIVE FINANCIAL INSTRUMENTS

     Derivative financial instruments are used by the Company principally in the management of its foreign currency and interest rate exposures. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The fair value of the swaps agreements is not recognized in the accompanying consolidated financial statements since they are accounted for as hedges.

     ADVERTISING

     Advertising costs are expensed as incurred and totaled $28,000 and $32,000 for the fiscal years ended March 31, 2000 and 1999, respectively.

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

     INCOME (LOSS) PER COMMON SHARE

     Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," replaced the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings per share. Pursuant to SFAS No. 128, earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the fiscal year ended March 31, 1999, there is no difference between basic and diluted weighted-average common shares and common equivalent shares

                            Astrex, Inc. and Subsidiaries

                               March 31, 2000 and 1999



NOTE B (CONTINUED)

     outstanding. Potential common shares were excluded in computing basic and diluted net loss per share for 1999 as their effects would be antidilutive.

     The following table sets forth the reconciliation of the weighted average number of common shares:


                                                                                      2000                1999
                                                                                   -----------        --------------
      Basic                                                                          5,526,777             5,181,572
      Effect of dilutive securities                                                    100,000                 -
                                                                                    -----------       --------------

      Diluted                                                                        5,626,777             5,181,572
                                                                                     =========        ==============

NOTE C - FIXED ASSETS

     Fixed assets consist of the following at March 31, 2000:


                                                                                    Estimated
                                                                                   useful life
                                                                                ---------------
      Land                                                                                               $   128,836
      Building and improvements                                                 2 to 30 years                614,557
      Equipment, furniture and fixtures                                         5 to 10 years                492,563
                                                                                                          ----------

                                                                                                           1,235,956

      Less accumulated depreciation                                                                          532,981
                                                                                                         -----------
                                                                                                         $   702,975
                                                                                                         ===========

     Included in equipment, furniture and fixtures are assets recorded under capitalized leases at March 31, 2000 for $30,678.

                      Astrex, Inc. and Subsidiaries

                      March 31, 2000 and 1999



NOTE D - LOANS PAYABLE

     The Company's collateralized lending agreement with its bank (the "Agreement"), as amended, provides the Company with a line of credit equal to 85% of its eligible accounts receivable and 25% of its eligible net inventory up to a maximum of $3,150,000, through April 2002, and provides a term loan of $850,000 collateralized by a mortgage on the 205 Express Street property, with a maturity date of April 2002. Interest is payable monthly at short-term, fixed-rate borrowings, for fixed amounts at LIBOR plus 1-1/2%, or daily borrowing at the bank's prime rate or a mixture of the two. Debt outstanding at March 31, 2000, amounted to $2,250,000 and has been classified according to the repayment terms of this Agreement. The Agreement contains certain financial covenants relating to the maintenance of various financial ratios and restrictions on the payment of dividends by the Company.

     On July 1, 1999, the Company entered into a swap agreement expiring in April 2002 for an aggregate amount of $2,250,000 to limit the effect of increases in the interest rates on any floating rate debt. The swap agreement is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying amount. The effect of this agreement is to limit the interest rate exposure on the Company's debt to 6.2% plus 1-1/2% on $2,250,000 (reduced by $750,000 every year thereafter until April 30, 2002).


NOTE E - INCOME TAXES

     The provision for income tax expense for the years ended March 31, 2000 and 1999 consists principally of state and local income taxes. Federal income tax expense in 2000 has been offset by the utilization of net operating loss carryforwards available to the Company.

                       Astrex, Inc. and Subsidiaries

                          March 31, 2000 and 1999



NOTE E (CONTINUED)

     Total income tax expense for fiscal 2000 and 1999 differed from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:


                                                                                        2000                1999
                                                                                     ----------          ----------
         Computed "expected" tax (benefit)/expense                                   $  165,979          $  (71,000)
         State income taxes, net                                                         21,026              18,700
         Other                                                                            4,369              (9,287)
         Utilization of net operating loss carryforwards                               (159,516)               -
         Valuation allowance                                                                                 90,000
                                                                                     ----------          ----------

                                                                                     $   31,858          $   28,413
                                                                                     ==========          ==========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2000 and 1999 are presented below:


                                                                                      2000                 1999
                                                                                  -------------         -----------
        Deferred tax assets
          Net operating loss and other carryforwards                                $ 2,229,000         $ 2,171,000
          Inventory                                                                     537,000             603,000
          Write-down of investment                                                       63,000              93,000
          Bad debts                                                                      32,000              32,000
          Compensation and other                                                         53,000              21,000
                                                                                    -----------         -----------

               Total gross deferred tax assets                                        2,914,000           2,920,000

        Less valuation allowance                                                     (2,852,000)         (2,859,000)
                                                                                    -----------         -----------

                                                                                         62,000              61,000

        Deferred tax liabilities
          Depreciation and other                                                        (62,000)            (61,000)
                                                                                    -----------         -----------

                                                                                    $    -              $     -
                                                                                    ===========         ===========

                         Astrex, Inc. and Subsidiaries

                             March 31, 2000 and 1999



NOTE E (CONTINUED)

     Primarily due to competitive pricing pressures in the Company's industry and their potential impact on operating results, the Company does not believe that it is more likely than not that it will utilize its deferred tax assets. As a result, the Company established a valuation allowance against its net deferred tax assets at March 31, 2000. The amount of deferred tax assets and corresponding valuation allowance decreased by $7,000 during the fiscal year ended March 31, 2000.

     At March 31, 2000, the Company has a net operating loss carryforward available for Federal income tax purposes of approximately $6,546,000, expiring through 2019. During 1992, the Company experienced an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, and Section 383 of the Code. As a result of this event, the Company will be limited in its ability to use net operating loss carryforwards in future years (the annual limitation is $453,000). The net operating loss carryforwards not subject to limitation amounted to approximately $4,125,000 at March 31, 2000.


NOTE F - RETIREMENT PLAN

     The Company has a defined contribution plan which is qualified under
     Section 401(k) of the Internal Revenue Code. All regular full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of twenty-one. The Company retains the right to make optional contributions for any plan year. Employer contributions to the plan have not been made for fiscal 2000 and 1999.


NOTE G - IMPAIRMENT OF ASSETS

     On July 20, 1998, the Company entered into an agreement with Enigma Energy Company, L.L.C. ("Enigma") and its members to purchase an 8% equity interest in Enigma with an option ("Option") to purchase the remaining equity interest at a later date. The purchase price for the 8% equity interest in Enigma and the Option was $300,000 ($225,000 attributed to the equity interest and $75,000 attributed to the Option). In order to fund this transaction, the Company privately placed 1,200,000 initially unregistered shares of the Company's common stock with its Chairman of the Board and his family at twenty-five cents per share for a total consideration of $300,000. The Private Placement Agreement provided in part that if the Company did not make a rights offering of registered shares on similar terms by November 1998, which it did not, then the Company would have the option of repurchasing those

                      Astrex, Inc. and Subsidiaries

                         March 31, 2000 and 1999



NOTE G (CONTINUED)

     privately placed shares. In February 1999, the Board of Directors, without the participation of its Chairman, determined that it would not be in the best interest of the Company to exercise the repurchase option. On December 15, 1998, the Company determined, in light of Enigma's post-1998 drilling results and the depressed energy market, that it would not exercise the Option. As a consequence of this decision, the Company recognized an impairment charge of $232,500 for the fiscal year ended March 31, 1999, with $150,000 of the total charge recorded in the fourth quarter of fiscal 1999 with respect to this asset.

     In October 1999, the equity holders of Enigma, including Astrex, optioned their respective equity interests to Comanche Energy Inc. ("Comanche"), a nonreporting public company. Astrex received 115,253 shares of Comanche common stock in consideration for the option and will receive an additional 268,925 shares for its entire equity interest upon final settlement of the agreement. No gain or loss was recognized on the exchange and, accordingly, the carrying value of the Company's total cost investment in both Enigma and Comanche is approximately $90,000 at March 31, 2000.


NOTE H - SHAREHOLDERS' EQUITY

     In April 1996, the Company awarded 135,000 registered, forfeitable shares of the Company's common stock to nineteen employees, none of whom received more than 15,000 shares. Each employee's shares were subject to forfeiture in the event the employee ceased to be employed by the Company, for reasons other than death, prior to April 1, 2000. Pursuant to that forfeiture provision, 35,000 shares were forfeited (2,500, 30,000 and 2,500 in fiscal 1998, 1999 and 2000, respectively), and the remaining 100,000 shares vested at March 31, 2000. The fair value at the time of the April 1996 grant of the shares has been amortized to selling, general and administrative expenses over the four-year vesting period. Amortization expense amounted to $610 and $7,320 in fiscal 2000 and 1999, respectively.

     In fiscal 1997, the Company also purchased 913,586 shares of its common stock for $264,940 from one of its principal shareholders. These shares are being held as treasury shares.

                      Astrex, Inc. and Subsidiaries

                         March 31, 2000 and 1999



NOTE I - CAPITAL LEASES

     The Company finances the purchase of certain computer and telephone equipment through capital leases. The Company's minimum future obligations under these capital leases are as follows:


                   Total minimum lease payments for the
                      fiscal year ending March 31, 2001                     $32,724

                      Less amount representing interest                       1,106
                                                                            -------

                  Present value of net minimum lease payments               $31,618
                                                                            =======

NOTE J - COMMITMENTS

     LEASES

     The Company is obligated under noncancellable operating leases covering office facilities and equipment through 2001. At March 31, 2000, minimum annual future rental commitments under these leases are as follows:


                        Fiscal year ending March 31, 2001                   $40,888
                                                                            =======

     Rent expense (for leased property and equipment) included in selling, general and administrative expenses for the years ended March 31, 2000 and 1999 was $97,575 and $93,430, respectively.

     PRESIDENT'S COMPENSATION PLAN

     For fiscal year ended March 31, 2000, the President is entitled to receive a bonus equal to 25% of the Company's pretax net income, before such bonus accrual, above $250,000 adjusted for certain income and expense items as defined. In fiscal 2000, the President earned a bonus of $86,000 under this plan.


NOTE K - EXPORT SALES

     Export sales were $1,790,000 and $682,000 in 2000 and 1999, respectively, representing an aggregate of 11% and 5% of the Company's net sales in 2000 and 1999, respectively.

                        Astrex, Inc. and Subsidiaries

                           March 31, 2000 and 1999



NOTE L - EVENT SUBSEQUENT TO AUDITORS' REPORT (UNAUDITED)

     On June 29, 2000 the Board of Directors declared a dividend on the Company's common stock of one share of a new Series B Convertible Preferred Stock ("the Preferred Stock") for every three shares of common stock held as of July 3, 2000. The terms of the Preferred Stock are as follows:

     1. The Preferred Stock is not entitled to any preferential dividends, but is entitled to any dividend declared on the common stock and the common stock will be entitled to any dividend declared on the Preferred Stock.

     2. Each share of the Preferred Stock has a liquidation right of twenty-five cents.

     3. The Preferred Stock is entitled to vote on all matters that the common stock is entitled to vote on and will have twelve votes per Preferred Stock share.

     4. Subsequent to July 30, 2001, the Preferred Stock will be convertible at the option of the holder into common stock on a share for share basis.

     5. The Preferred Stock is subject to restrictions on transfer by sale or otherwise, as defined.

     As a result of this dividend, approximately 1,900,000 shares of the Preferred Stock will be outstanding.

     The capital structure and net income (loss) per share as reported in the accompanying consolidated financial statements as of March 31, 2000 and for the years ended March 31, 2000 and 1999 are based on the capital structure of the Company prior to this dividend.

                              SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ASTREX, INC.
                                  (Registrant)

                                by /s/ Michael Mcguire
                                --------------------------
                                Michael McGuire, President
                                and Chief Executive Officer
                                (principal executive officer)

Dated:  June 26, 2000
        -------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John C. Loring                          /s/ Michael McGuire
------------------                         ---------------------
John C. Loring, Chairman of the Board      Michael McGuire, Director,
         and Director


Dated:  June 26, 2000                      Dated: June 26, 2000
       --------------                             -------------


/s/ Howard Amster                          /s/ Mark Schindler
-----------------                          ------------------
Howard Amster, Director                    Mark Schindler, Director


Dated: June 26, 2000                       Dated: June 26, 2000
      ---------------                            --------------


/s/ David S. Zlatin                        /s/ Lori A. Sarnataro
-------------------                        ---------------------
David S. Zlatin, Director                  Lori A. Sarnataro, CFO, Executive Vice
                                           President, Treasurer and Secretary
Dated: June 26, 2000                       (principal financial and accounting officer)
      -------------
                                           Dated: June 26, 2000
                                                 --------------