Form 10QSB
period 2000-06-30
ASTREX INC
filed 2000-08-11
CIK 8038

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended         JUNE 30, 2000
                                -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to______________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of August 4, 2000 common shares outstanding were 5,691,777.

                                  ASTREX, INC.

                                     INDEX

                                                                                                     Page
                                                                                                       No.
PART I:     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Consolidated Balance Sheets
         June 30, 2000 (unaudited) and March 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . 1

         Consolidated Statements of Income (unaudited)
         Three months ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . .  2

         Consolidated Statements of Cash Flows (unaudited)
         Three months ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . .  3

         Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . .4-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS . . . . . . . . . . . . . . . . .  7-8


PART II:    OTHER INFORMATION

OTHER INFORMATION AND SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9-13



                                        PART I - FINANCIAL INFORMATION

                                    ASTREX, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS


                                                                                    June 30, 2000    March 31, 2000
                                                                                     (Unaudited)
                                                                                    -------------    --------------
                                                                                             (000) Omitted
Current Assets:
   Cash                                                                                $     2      $    57

   Accounts receivable (net of allowance
     for doubtful accounts of $79 at June 30, 2000
     and March 31, 2000)                                                                 2,025        2,299
   Inventory                                                                             4,388        4,437
   Prepaid expenses and other
     current assets                                                                        157           46
                                                                                       -------      -------
     Total current assets                                                                6,572        6,839

Property, plant and equipment at cost (net of
   accumulated depreciation of $557 at June 30,
   2000 and $533 at March 31, 2000)                                                        688          703
Other long-term assets                                                                     161          164
                                                                                       -------      -------
TOTAL ASSETS                                                                           $ 7,421      $ 7,706
                                                                                       =======      =======

Current Liabilities:
   Accounts payable                                                                        802        1,172
   Accrued liabilities                                                                     540          598
   Current portion of capital lease obligations                                             20           32
                                                                                       -------      -------
      Total current liabilities                                                          1,362        1,802
                                                                                       -------      -------
   Long-term debt                                                                        2,250        2,250

Shareholders' Equity:
  Preferred Stock, Series A - issued, none                                                   -            -
  Convertible Preferred Stock, Series B - $.01 par value;
       authorized, 10,000,000; 1,897,381 shares issued
       and outstanding on July 17, 2000 (liquidation
       preference of $.25 a share)                                                          19            -
  Common Stock - par value $.01 par value; authorized,
       15,000,000 shares; issued, 6,605,363 at June 30, 2000
      (65,000 shares issued on July 5, 2000) and                                            66           65
       6,540,363 at March 31,2000
  Additional paid-in capital                                                             3,927        3,902
  Retained earnings(accumulated deficit)                                                    62          (48)
  Treasury stock, at cost (913,586 shares)                                                (265)        (265)
                                                                                       -------      -------
    Total shareholders' equity                                                           3,809        3,654
                                                                                       -------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 7,421      $ 7,706
                                                                                       =======      =======

     See accompanying notes to unaudited consolidated financial statements.
                              1

                          ASTREX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                                   2000                 1999
                                                                          ---------------------------------------
                                                                                          (000) Omitted
Net sales                                                                           $4,514                 $3,853
Cost of sales                                                                        3,517                  2,972
                                                                          -----------------       ----------------
          Gross profit                                                                 997                    881

Selling, general and
  administrative expenses                                                              801                    759
                                                                          -----------------       ----------------
          Income from operations                                                       196                    122

Interest expense                                                                        43                     42
                                                                          -----------------       ----------------
          Income before provision
            for income taxes                                                           153                     80

Provision for income taxes                                                               0                      9
                                                                          -----------------       ----------------
          NET INCOME                                                                  $153                    $71
                                                                          =================       ================

Per share data for the three months ended June 30, 2000 and 1999 are as follows:

Weighted average common shares and
   common equivalent shares outstanding:
          Basic                                                                  5,626,777              5,526,777
                                                                          =================       ================
          Diluted                                                                5,691,777              5,629,277
                                                                          =================       ================
Net income per share:
          Basic                                                                      $0.03                  $0.01
                                                                          =================       ================
          Diluted                                                                    $0.03                  $0.01
                                                                          =================       ================

     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            FOR THE THREE MONTHS ENDED JUNE 30,
                                                                                 2000                     1999
                                                                          ---------------------------------------
                                                                                       (000) Omitted
Cash Flows From Operating Activities:

  Net income/(loss)                                                                 $153                    $71

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH (USED IN) OPERATING ACTIVITIES:
     Depreciation and amortization                                                    24                     22
     Amortization of deferred stock compensation                                      -                       1
  CHANGES IN ASSETS AND LIABILITIES:
        Decrease in accounts receivable, net                                         274                    150
        Increase in prepaid expenses and other
           current assets                                                           (111)                   (82)
        Decrease (increase)in inventory                                               49                    281
        (Decrease)increase in accounts payable                                      (370)                  (308)
        (Decrease) increase in accrued liabilities                                   (56)                  (237)
                                                                          --------------           ------------
NET CASH (USED IN) OPERATING ACTIVITIES                                              (37)                  (102)
                                                                         ---------------           ------------

Cash flows used in investing activities:
    Capital expenditures                                                              (9)                    (7)
                                                                         ----------------          -------------
NET CASH (USED IN) INVESTING ACTIVITIES                                               (9)                    (7)
                                                                         ----------------          -------------
Cash flows from financing activities:
    Proceeds from common stock issuance                                               -                      -
    Deferred financing costs                                                           3                     -
    Principal payments under capital lease obligations                               (12)                   (12)
    Payments/proceeds from loans payable, net                                         -                     121
                                                                         ----------------          -------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                   (9)                   109
                                                                         ----------------          -------------

Net change in cash                                                                   (55)                    -

Cash - beginning of period                                                            57                      2
                                                                         ----------------          -------------
Cash - end of period                                                                  $2                     $2
                                                                         ================          =============


   See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2000 and the consolidated statements of income and the statement of cash flows for the three months ended June 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended March 31, 2000 filed by the Company. The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the respective full years.

NOTE B - EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," replaced the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings per share. Pursuant to SFAS No. 128, earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For purposes of determining basic earnings per share, Common Stock issued to certain employees but subject to forfeiture upon eventualities are not counted until fully vested. Prior to vesting such shares are counted in determining the diluted earnings per share.

The following table sets forth the reconciliation of the weighted average number of common shares:

                                                             Three months ended
                                                                  June 30,
                                                          2000               1999
                                                       (Unaudited)        (Unaudited)
                                                       ------------      -------------
Basic                                                    5,626,777          5,526,777
Effect of dilutive securities  (non-vested
restricted  stock)                                          65,000            102,500
                                                       ------------      -------------
Diluted                                                  5,691,777          5,629,277
                                                       ============      =============

NOTE C  - SHAREHOLDERS' EQUITY

On June 29, 2000 the Board of Directors declared a dividend on the Company's common stock of one share of a new Series B Convertible Preferred Stock ("the Preferred Stock") for every three shares of common stock held as of July 7, 2000. On July 17, 2000, the Company issued 1,897,381 shares of Preferred Stock. The characteristics of the Series B Convertible Preferred Stock ("Preferred Stock") are definitively delineated in the "Astrex, Inc. Certificate Of Designations, Preferences And Rights Of Series B Convertible Preferred Stock" ("Certificate") which should be reviewed for a full and controlling description but in brief summary, the principal terms of the Preferred Stock are as follows:

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

5. The Preferred Stock is subject to severe restrictions on transfer by sale or otherwise, as defined. (See Item 5 below)

Beginning July 31, 2001, holders of these preferred shares will have the option of converting shares of the Preferred Stock for an equal number of shares of Common Stock. The declaration of this dividend did not have any economic impact on the capital structure of the Company, and accordingly, the par value of the Preferred Stock aggregating 18,974 was recorded through a reduction in retained earnings.

On June 29, 2000, the Company granted 40,000 registered, forfeitable shares of the Company's common stock to several employees which were issued on July 5, 2000. Each employee's shares are subject to forfeiture in the event the employee ceases to be employed by the Company, for reasons other than death, prior to June 30, 2002. On the date of grant, the Company recorded deferred compensation aggregating $16,500 which is based on the unadjusted quoted market price of the Company's common stock at the date of grant. Such deferred compensation will be charged to compensation expense ratably over the two year vesting period.

On June 29, 2000, the Company granted 20,000 shares of the Company's common stock to the President to be issued on July 5, 2000. The issuance of these shares is contingent upon the President satisfying certain requirements. On the date of grant, the Company recorded deferred compensation aggregating $8,250 which is based on the unadjusted quoted market price of the Company's common stock at the date of grant. This charge will be amortized to compensation expense over the one year vesting period and will be adjusted for increases and decreases in the unadjusted quoted market price of the Company's common stock until such requirments are satisfied.

On June 29, 2000, the Company granted 5,000 shares of the Company's common stock to a non employee. The shares vest immediately at the date of grant. For the three months ended June 30, 2000, the Company recorded a charge to operations of $2,063 representing the fair market value of these shares on the date of grant.

                           ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

         Net income for the three months ended June 30, 2000 was approximately $153,000, an increase of $82,000 or 115% from the same three month period last fiscal year. This increase is principally the result of higher sales volume.

         Sales increased by approximately $661,000 or 17%, for the three months ended June 30, 2000, from the comparable three month period in 1999. This increase is largely due to strong component demand in both export and domestic markets.

         The Company's gross margin of approximately 22% decreased slightly from 23% from the comparable three month period in 1999.

         Selling, general and administrative expenses increased by approximately $42,000, or 6%, for the three months ended June 30, 2000 from the comparable previous three month period in 1999.

         Interest expense remained constant at approximately $43,000 for the three months ended June 30, 2000, from the previous comparable three month period in 1999.

         The provision for income taxes for the three months ended June 30, 1999 consists principally of state and local taxes. The Company did not record a provision for income tax expense for the three months ended June 30, 2000 based on the recognition of certain tax benefits available to the Company. The Company has and plans to continue utilizing the available net operating loss carryforwards.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's available cash decreased because it used $37,000 to fund its operating activities. At June 30, 2000, the Company had working capital of $5,210,000 and its stockholders' equity was $3,809,000. The Company believes that its present working capital, cash generated from operations and amounts available under the loan agreement will be sufficient to meet its cash needs during the next year. The Company's principal credit facility is a line of credit and a term loan from the same bank lender ("Line"). The Line is secured by substantially all of the Company's assets including a mortgage on the 205 Express Street property. The term of the Line runs to April 30, 2002. Borrowings under the line of credit portion of the Line, is based on the Company's inventory and receivables. On June 30, 2000, the Company owed $2,250,000 on the Line. The Company's relationship with its secured lender is satisfactory and the Company believes that the lending arrangement will be adequate for the foreseeable future.

CAUTIONARY LANGUAGE REGUARDING FORWARD LOOKING STATEMENTS

When used herein, the words "believe," "anticipate," "think," "intend," "will be," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof. Readers are also urged carefully to review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including, without limitation, the disclosures made in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation."

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities.

(a),(b) On July 17, 2000, the Company issued as a dividend one share of a new series B Convertible Preferred Sock "Preferrred Stock" for every three shares of Common Stock held as of 5:00 p.m. EDT July 7, 2000.
         The new outstanding Preferred Stock carries 12 votes per share, is entitled to to vote on all matters to which the Common Stock may vote, and collectively constitutes a majority of the total votes represented by the outstanding Common Stock and Preferred Stock.
         Prior to the issuance of the dividend of Preferred Stock, the Common Stock was the only voting stock of the Company and consequently a majority of the votes represented by the Common Stock controlled.

(c) On June 29, 2000, the Company granted 40,000 registered, forfeitable shares of the Company's common stock to several employees which were issued on July 5, 2000. Each employee's shares are subject to forfeiture in the event the employee ceases to be employed by the Company, for reasons other than death, prior to June 30, 2002. On the date of grant, the Company recorded deferred compensation aggregating $16,500 which is based on the unadjusted quoted market price of the Company's common stock at the date of grant. Such deferred compensation will be charged to compensation expense ratably over the two year vesting period.

On June 29, 2000, the Company granted 20,000 shares of the Company's common stock to the President to be issued on July 5, 2000. The issuance of these shares is contingent upon the President satisfying certain requirements. On the date of grant, the Company recorded deferred compensation aggregating $8,250 which is based on the unadjusted quoted market price of the Company's common stock at the date of grant. This charge will be amortized to compensation expense over the one year vesting period and will be adjusted for increases and decreases in the unadjusted quoted market price of the Company's common stock until such requirments are satisfied.

On June 29, 2000, the Company granted 5,000 shares of the Company's common stock to a non employee. The shares vest immediately at the date of grant. For the three months ended June 30, 2000, the Company recorded a charge to operations of $2,063 representing the fair market value of these shares on the date of grant.

The grant of common stock mentioned above, has not been registered with the Securities and Exchange Commission persuant to 4(2) of the Securities and Exchange Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         On June 29, 2000, the Board of Directors declared a dividend on the Company's common stock of one share of a new Series B Convertible Preferred Stock for every three shares of common stock held as of 5:00 p.m. EDT July 7, 2000 ("Record Date"). The ex dividend date was July 5, 2000. The dividend shares were mailed on July 17, 2000 to holders of record as of the Record Date. Fractional Preferred Stock shares were not issued, rather to the extent a holder would otherwise be entitled to a fractional share, that fractional share was rounded up to a whole share.

         In declaring the dividend the Board took into account not only the Company's strong performance of the fiscal year ended March 31, 2000 but also the Company's need to preserve capital for future growth, the relatively low Common Stock 'float', the desire to better protect the Company's net operating loss federal tax loss carry forwards, and the goal of better allowing any future 'acquisition for stock' and capital raising opportunities to be free from management stability issues. For these reasons, a dividend of a newly defined Series B Convertible Preferred Stock with special characteristics was decided upon.

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

     4. Beginning on July 31, 2001 and essentially at all times thereafter, the Preferred Stock will be convertible at the option of the holder into Common Stock on a share for share basis.

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

     With this dividend there are presently 5,691,777 shares of common stock and 1,897,381 shares of Series B Convertible Preferred Stock outstanding. These are the only securities of the Company of any sort outstanding. Since the dividend has been made equally to all holders (with some slight variations as a nominal consequence of rounding) there has been no change in the economic or voting interest of any holder. However, because the Preferred Stock shares have multiple votes, the holders of those shares collectively have voting control of the Company and to the extent a holder converts Preferred Stock shares to common stock they will lose those multiple votes (but gain freely transferable shares). Prior to the dividend, present management of the Company held more then a majority of the Common Stock and the dividend does not change that control. In the future, the Preferred Stock may make it easier or more difficult for non management stock holders to effect a 'hostile take over' depending upon to what extent present management converts or holds that stock. Since the Preferred Stock has only very limited transferability a 'market' for those shares will not develop, effectively making conversion of those shares to common stock after July 31, 2001 the only alternative for those holders who do not wish to continue to hold the Preferred Stock or transfer the same to closely related persons or entities.

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

3 (b)         By-Laws of Astrex, Inc., as amended                           Filed as Exhibit 3(b) to the Form 10-QSB
                                                                            of the Company for the quarter ended
                                                                            September 30, 1996

4              Astrex, Inc. Certificate of Designations, Preferences and    Filed herewith
               Rights of Series B Convertible Preferred Stock

27            Financial Data Schedule                                       Filed herewith

(B)      Reports on Form 8-K:

         None

                                   SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.



                                  ASTREX, INC.

Date:  August 11, 2000                By: /s/ Michael McGuire
      ----------------                    ------------------
                                      Michael McGuire
                                      Director, President and
                                      Chief Executive Officer


                                      CHIEF FINANCIAL OFFICER
                                      OF ASTREX, INC.

Date:  August 11, 2000                 By: /s/ Lori A. Sarnataro
      ----------------                     ---------------------
                                       Lori A. Sarnataro
                                       Chief Financial Officer, Executive Vice
                                       President, Treasurer, and Secretary