Form 10QSB
period 2000-09-30
ASTREX INC
filed 2000-11-13
CIK 8038

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended             SEPTEMBER 30, 2000
                              ----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------   --------------------

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

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of November 11, 2000 common shares outstanding were 5,691,777.

                                  ASTREX, INC.

                                      INDEX

                                                                                                    Page
                                                                                                     No.

PART I:     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Consolidated Balance Sheets
         September 30, 2000 (unaudited) and March 31, 2000 ............................................1

         Consolidated Statements of Income (unaudited)
         Six months and three months ended September 30, 2000 and 1999 ................................2

         Consolidated Statements of Cash Flows (unaudited)
         Six months ended September 30, 2000 and 1999 .................................................3

         Notes to Consolidated Financial Statements (unaudited) .....................................4-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS .................................7-8


PART II: OTHER INFORMATION

OTHER INFORMATION AND SIGNATURES ...................................................................9-13

                         PART I - FINANCIAL INFORMATION

                          ASTREX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                 September 30, 2000       March 31, 2000
                                                                   (Unaudited)
                                                              -----------------------  -------------------
                                                                                (000) Omitted

Current Assets:
   Cash                                                                  $     2                 $    57

   Accounts receivable (net of allowance
     for doubtful accounts of $79 at September 30, 2000
     and March 31, 2000)                                                   2,253                   2,299

   Inventory                                                               4,369                   4,437

   Prepaid expenses and other
     current assets                                                          101                      46
                                                                         -------                 -------

     Total current assets                                                  6,725                   6,839

Property, plant and equipment at cost (net of
   accumulated depreciation of $581 at September 30,
   2000 and $533 at March 31, 2000)                                          691                     703
Other long-term assets                                                       159                     164
                                                                         -------                 -------

TOTAL ASSETS                                                             $ 7,575                 $ 7,706
                                                                         =======                 =======

Current Liabilities:
   Accounts payable                                                        1,010                   1,172
   Accrued liabilities                                                       584                     598
   Current portion of capital lease obligations                                8                      32
                                                                         -------                 -------

      Total current liabilities                                            1,602                   1,802
                                                                         -------                 -------

   Long-term debt                                                          2,000                   2,250


Shareholders' Equity:
  Preferred Stock, Series A - issued, none                                     -                       -
  Convertible Preferred Stock, Series B - $.01 par value;
       authorized, 10,000,000; 1,897,381 shares issued
       and outstanding at September 30, 2000 (liquidation
       preference of $.25 a share)                                            19                       -
  Common Stock - par value $.01 par value; authorized,
       15,000,000 shares; issued, 6,605,363 at September
       30, 2000 and 6,540,363 at March 31, 2000                               66                      65
  Additional paid-in capital                                               3,928                   3,902
  Retained earnings(accumulated deficit)                                     245                     (47)
  Deferred Compensation                                                      (20)                     (1)
  Treasury stock, at cost (913,586 shares)                                  (265)                   (265)
                                                                         -------                 -------

    Total shareholders' equity                                             3,973                   3,654
                                                                         -------                 -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 7,575                 $ 7,706
                                                                         =======                 =======

     See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  SIX MONTHS ENDED                                THREE MONTHS ENDED
                                                    SEPTEMBER 30,                                    SEPTEMBER 30,
                                            2000                     1999                    2000                     1999
                                     --------------------------------------------     --------------------------------------------
                                                    (000) Omitted                                    (000) Omitted

Net sales                                        $9,126                $7,858                $4,612                $4,004
Cost of sales                                     7,086                 6,108                 3,569                 3,135
                                                 ------                ------                ------                ------

          Gross profit                            2,040                 1,750                 1,043                   869

Selling, general and
  administrative expenses                         1,643                 1,514                   842                   756
                                                 ------                ------                ------                ------

          Income from operations                    397                   236                   201                   113


Interest expense                                     84                    95                    41                    52
                                                 ------                ------                ------                ------

          Income before provision
            for income taxes                        313                   141                   160                    61

Provision for income taxes                            -                    19                     -                    10
                                                 ------                ------                ------                ------

          NET INCOME                             $  313                $  122                $  159                $   51
                                                 ======                ======                ======                ======


Per share data for the six and three months ended September 30, 2000 and 1999 are as follows:

Weighted average common shares
  and common equivalent
  shares outstanding:
          Basic                      5,626,777                5,526,777                5,626,777                    5,526,777
                                     =========                =========                =========                =============
          Diluted                    6,446,017                5,629,277                7,256,353                    5,629,277
                                     =========                =========                =========                =============

Net income per share:
          Basic                      $    0.06                $    0.02                $    0.03                $       0.01
                                     =========                =========                =========                =============
          Diluted                    $    0.05                $    0.02                $    0.02                $       0.01
                                     =========                =========                =========                =============


      See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                                                              2000                         1999
                                                               --------------------------------------------------------
                                                                                        (000) Omitted

Cash Flows From Operating Activities:

  Net income/(loss)                                                                  $313                         $122

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

     Depreciation and amortization                                                     49                           46
     Amortization of deferred stock compensation                                        6                           -
  CHANGES IN ASSETS AND LIABILITIES:
        Decrease in accounts receivable, net                                           46                           45
        Increase in prepaid expenses and other
           current assets                                                             (55)                         (27)
        Decrease in inventory                                                          68                          152
        Decrease in accounts payable                                                 (163)                        (196)
        Decrease in accrued liabilities                                               (14)                        (160)
                                                                       -------------------          -------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   250                          (18)
                                                                       -------------------          -------------------

Cash flows used in investing activities:
    Capital expenditures                                                              (37)                         (41)
                                                                       -------------------          -------------------

NET CASH (USED IN) INVESTING ACTIVITIES                                               (37)                         (41)
                                                                       -------------------          -------------------

Cash flows from financing activities:
    Deferred financing costs                                                            6                           -
    Principal payments under capital lease obligations                                (24)                         (24)
    Payments/proceeds from loans payable, net                                        (250)                         307
                                                                       -------------------          -------------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                  (268)                         283
                                                                       -------------------          -------------------


Net change in cash                                                                    (55)                         224

Cash - beginning of period                                                             57                            2
                                                                       -------------------          -------------------

Cash - end of period                                                                   $2                         $226
                                                                       ===================          ===================

      See accompanying notes to unaudited consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2000 and the consolidated statements of income and the statement of cash flows for the six months and three months ended September 30, 2000 and 1999 and the statement of cash flows for the six months ended September 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended March 31, 2000 filed by the Company. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the respective full years.

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

The following table sets forth the reconciliation of the weighted average number of common shares:

                                                                     Six months ended
                                                                        September 30,
                                                                      2000           1999
                                                                 (Unaudited)      (Unaudited)
                                                                 -----------      -----------
Basic                                                              5,626,777        5,526,777
Effect of Series B Convertible Preferred Stock                       787,983
Effect of dilutive securities (non-vested restricted stock)           31,257          102,500
                                                                   ---------        ---------
Diluted                                                            6,446,017        5,629,277
                                                                   =========        =========

                                                                    Three months ended
                                                                        September 30,
                                                                      2000           1999
                                                                 (Unaudited)      (Unaudited)
                                                                 -----------      -----------
Basic                                                              5,626,777        5,526,777
Effect of Series B Convertible Preferred Stock                     1,567,402
Effect of dilutive securities (non-vested restricted stock)           62,174          102,500
                                                                   ---------        ---------
Diluted                                                            7,256,353        5,629,277
                                                                   =========        =========


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

On June 29, 2000, the Company granted 5,000 shares of the Company's common stock to a non employee. The shares vested immediately at the date of grant. For the three months ended June 30, 2000, the Company recorded a charge to operations of $2,063 representing the fair market value of these shares on the date of grant.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     Net income for the six months ended September 30, 2000 was approximately $313,000, an increase of $191,000 or 156% from the same six month period last fiscal year. This increase is principally the result of higher sales volume.

     Sales increased by approximately $1,268,000 or 16%, for the six months and approximately $608,000 or 15% three months ended September 30, 2000, from the comparable six and three month period in 1999, respectively. This increase is largely due to strong component demand in both export and domestic markets.

     The Company's gross margin of approximately 22% remained unchanged from the comparable six month period in 1999 and increased slightly to approximately 23% from 22% for the comparable three month period in 1999.

     Selling, general and administrative expenses increased by approximately $129,000, or 9%, for the six months and increased by approximately $86,000, or 11% for the three months ended September 30, 2000 from the comparable previous six and three month period in 1999.

     Interest expense decreased by approximately $11,000 for the six months and three months ended September 30, 2000, from the previous comparable six months and three month period in 1999 due to a reduction in borrowings.

     The provision for income taxes for the six months and three months ended September 30, 1999 consists principally of state and local taxes. The Company did not record a provision for income tax expense for the six months and three months ended September 30, 2000 based on the recognition of certain tax benefits available to the Company. The Company has and plans to continue utilizing the available net operating loss carryforwards.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company generated approximately $250,000 in cash from its operating activities for the six months ended September 30, 2000. At September 30, 2000, the Company had working capital of $5,123,000 and its stockholders' equity was $3,973,000. The Company believes that its present working capital, cash generated from operations and amounts available under the loan agreement will be sufficient to meet its cash needs during the next year. The Company's principal credit facility is a line of credit and a term loan from the same bank lender ("Line"). The Line is secured by substantially all of the Company's assets including a mortgage on the 205 Express Street property. The term of the Line runs to April 30, 2002. Borrowings under the line of credit portion of the Line, is based on the Company's inventory and receivables. On September 30, 2000, the Company owed $2,000,000 on the Line. The Company's relationship with its secured lender is satisfactory and the Company believes that the lending arrangement will be adequate for the foreseeable future.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the September 12, 2000 Annual Meeting of the Company for the fiscal year ending March 31, 2000, Mr. Michael McGuire was elected as a Class I director for a term of three years and until a successor is elected and shall have been qualified to so serve. The other Astrex directors are, Howard Amster, John C. Loring, Mark Schindler, and David S. Zlatin. The voting tally at the meeting was as follows:

           ------------------------------ ------------------ -------------- ---------------------------------------
           Mr. Michael McGuire                   For            Against           ABSTAIN & BROKER NONVOTES
           ------------------------------ ------------------ -------------- ---------------------------------------
           COMMON VOTES                       5,233,643         12,436                        0
           ------------------------------ ------------------ -------------- ---------------------------------------

           PREFERRED VOTES                   12,586,896          2,880                        0
           ------------------------------ ------------------ -------------- ---------------------------------------


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

     With this dividend there are presently 5,691,777 shares of common stock and 1,897,381 shares of Series B Convertible Preferred Stock outstanding. These are the only securities of the Company of any sort outstanding. Since the dividend has been made equally to all holders (with some slight variations as a nominal consequence of rounding) there has been no change in the economic or voting interest of any holder. However, because the Preferred Stock shares have multiple votes, the holders of those shares collectively have voting control of the Company and to the extent a holder converts Preferred Stock shares to common stock they will lose those multiple votes (but gain freely transferable shares). Prior to the dividend, present management of the Company held more then a majority of the Common Stock and the dividend does not change that control. In the future, the Preferred Stock may make it easier or more difficult for non management stock holders to effect a 'hostile take over' depending upon to what extent present management converts or holds that stock.Since the Preferred Stock has only very limited transferability a 'market' for those shares will not develop, effectively making conversion of those shares to common stock after July 31, 2001 the only alternative for those holders who do not wish to continue to hold the Preferred Stock or transfer the same to closely related persons or entities.

Item 6.   Exhibits and Reports on Form 8-K.

(A)         EXHIBITS

Exhibit       Description                                                   Previously Filed and Incorporated
                                                                            by reference or Filed Herewith
3 (a)         Certificate of Incorporation of Astrex, Inc., as amended      Filed as Exhibit 3(a) to the Form 10-QSB
              (a Delaware corporation)                                      of the Company for the quarter ended
                                                                            September 30, 1997

3 (b)         By-Laws of Astrex, Inc., as amended                           Filed as Exhibit 3(b) to the Form 10-QSB
                                                                            of the Company for the quarter ended
                                                                            September 30, 1996

4             Astrex, Inc. Certificate of Designations, Preferences and     Filed as Exhibit 4 to the Form 10-QSB of
              Rights of Series B Convertible Preferred Stock                the Company for the quarter ended June
                                                                            30, 2000

27            Financial Data Schedule                                       Filed herewith


(B)      Reports on Form 8-K:

         None

                                            SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.

                                         ASTREX, INC.

Date:  November 13, 2000        By: /s/ Michael McGuire
      ------------------        -----------------------
                                Michael McGuire
                                Director, President and
                                Chief Executive Officer

                                CHIEF FINANCIAL OFFICER
                                OF ASTREX, INC.

Date:  November 13, 2000        By: /s/ Lori A. Sarnataro
      ------------------           -------------------------
                                Lori A. Sarnataro
                                Chief Financial Officer, Executive Vice
                                President, Treasurer, and Secretary