Form 10QSB
period 2000-12-31
ASTREX INC
filed 2001-02-13
CIK 8038

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended             December 31, 2000
                                     ------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the transition period from _________ to ________________

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of February 2, 2001 common shares outstanding were 5,606,277.

                                  ASTREX, INC.

                                      INDEX



                                                                                    Page
                                                                                    No.
PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Consolidated Balance Sheets
         December 31, 2000 (unaudited) and March 31, 2000 ............................ 1

         Consolidated Statements of Income (unaudited)
         Nine months and three months ended December 31, 2000 and 1999 ..............  2

         Consolidated Statements of Cash Flows (unaudited)
         Nine months ended December 31, 2000 and 1999 ................................ 3

         Notes to Consolidated Financial Statements (unaudited) .................... 4-5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS ...............  6-7


PART II:    OTHER INFORMATION

OTHER INFORMATION AND SIGNATURES .................................................. 8-10



                         PART I - FINANCIAL INFORMATION

                          ASTREX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                      December 31,       March 31,
                                                                          2000             2000
                                                                      (Unaudited)
                                                                      -----------        ----------
                                                                             (000) Omitted
Current Assets:
   Cash and cash equivalents                                              $    7          $   57

   Accounts receivable (net of allowance
     for doubtful accounts of $73 at December 31, 2000
     and $79 at March 31, 2000)                                            2,377           2,299

   Inventory                                                               5,136           4,437

   Prepaid expenses and other
     current assets                                                           96              46
                                                                          ------          ------
     Total current assets                                                  7,616           6,839

Property, plant and equipment at cost (net of
   accumulated depreciation of $607 at December 31,
   2000 and $533 at March 31, 2000)                                          686             703
Other long-term assets                                                       156             164
                                                                          ------          ------
TOTAL ASSETS                                                              $8,458          $7,706
                                                                          ======          ======
Current Liabilities:
   Accounts payable                                                        1,346           1,172
   Accrued liabilities                                                       852             598
   Current portion of capital lease obligations                                4              32
                                                                          ------          ------
      Total current liabilities                                            2,202           1,802
                                                                          ------          ------
   Long-term debt                                                          2,115           2,250

Shareholders' Equity:
  Preferred Stock, Series A - issued, none                                     -               -
  Convertible Preferred Stock, Series B - $.01 par value;
       authorized, 10,000,000; 1,897,381 shares issued
       and outstanding at December 31, 2000 (liquidation
       preference of $.25 a share)                                            19               -
  Common Stock - par value $.01 par value; authorized,
       15,000,000 shares; issued, 6,605,363 at December
       31, 2000 and 6,540,363 at March 31, 2000                               66              65
  Additional paid-in capital                                               3,928           3,902
  Retained earnings(accumulated deficit)                                     434             (47)
  Deferred Compensation                                                      (16)             (1)
  Treasury stock, at cost (999,086 shares at December 31, 2000
      and 913,586 shares at March 31, 2000)                                 (290)           (265)
                                                                          ------          ------
    Total shareholders' equity                                             4,141           3,654
                                                                          ------          ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $8,458          $7,706
                                                                          ======          ======


                       See accompanying notes to unaudited
                       consolidated financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                NINE MONTHS ENDED               THREE MONTHS ENDED
                                                   DECEMBER 31,                     DECEMBER 31,
                                             2000             1999            2000              1999
                                           ------------------------          ------------------------
                                                (000) Omitted                     (000) Omitted

Net sales                                  $13,798          $11,947          $ 4,672          $ 4,089
Cost of sales                               10,693            9,237            3,607            3,129
                                           -------          -------          -------          -------

          Gross profit                       3,105            2,710            1,065              960

Selling, general and
  administrative expenses                    2,482            2,292              839              777
                                           -------          -------          -------          -------

          Income from operations               623              418              226              183


Interest expense                               121              139               37               45
                                           -------          -------          -------          -------

          Income before provision
            for income taxes                   502              279              189              138

Provision for income taxes                       -               25                -                6
                                           -------          -------          -------          -------

          NET INCOME                       $   502          $   254          $   189          $   132
                                           =======          =======          =======          =======



Per share data for the nine and three months ended December 31, 2000 and 1999 are as follows:

Weighted average common shares and common equivalent shares outstanding:


          Basic                 5,624,081           5,526,777           5,618,717              5,526,777
                               ==========          ==========          ==========          =============
          Diluted               6,825,754           5,629,277           7,581,098              5,629,277
                               ==========          ==========          ==========          =============

Net income per share:
          Basic                     $0.09               $0.05               $0.03                  $0.02
                               ==========          ==========          ==========          =============
          Diluted                   $0.07               $0.05               $0.02                  $0.02
                               ==========          ==========          ==========          =============



                See accompanying notes to unaudited consolidated
                             financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    FOR THE NINE MONTHS ENDED DECEMBER 31,
                                                                           2000            1999
                                                                          ----------------------
                                                                              (000) Omitted
Cash Flows From Operating Activities:
  Net income                                                              $  502          $  254

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization                                            74              71
     Amortization of deferred stock compensation                              10               0
  CHANGES IN ASSETS AND LIABILITIES:
        Increase in accounts receivable, net                                 (78)            (55)
        Increase in prepaid expenses and other
           current assets                                                    (50)             (7)
        (Increase)decrease in inventory                                     (699)            288
        (Increase)decrease in accounts payable                               174             (99)
        (Increase)decrease in accrued liabilities                            254            (154)
                                                                          ------          ------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    187             298
                                                                          ------          ------

Cash flows used in investing activities:
    Capital expenditures                                                     (57)            (74)
                                                                          ------          ------

NET CASH USED IN INVESTING ACTIVITIES                                        (57)            (74)
                                                                          ------          ------

Cash flows from financing activities:
    Deferred financing costs                                                   8               -
    Principal payments under capital lease obligations                       (28)            (34)
    Purchase of treasury stock                                               (25)
    Payments/proceeds from loans payable, net                               (135)           (190)
                                                                          ------          ------

NET CASH USED IN FINANCING ACTIVITIES                                       (180)           (224)
                                                                          ------          ------


Net change in cash                                                           (50)              -

Cash and cash equivalents- beginning of period                                57               2
                                                                          ------          ------

Cash and cash equivalents- end of period                                  $    7          $    2
                                                                          ======          ======


                See accompanying notes to unaudited consolidated
                             financial statements.

                          ASTREX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A - UNAUDITED FINANCIAL STATEMENTS



The consolidated balance sheet as of December 31, 2000 and the consolidated statements of income and the statement of cash flows for the nine months and three months ended December 31, 2000 and 1999 and the statement of cash flows for the nine months ended December 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 (and for all periods presented) have been made.



Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended March 31, 2000 filed by the Company. The results of operations for the periods ended December 31, 2000 and 1999 are not necessarily indicative of the operating results for the respective full years.



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

The following table sets forth the reconciliation of the weighted average number of common shares:

                                                                           Nine months ended
                                                                              December 31,

                                                                        2000                   1999
                                                                    (Unaudited)             (Unaudited)
                                                                     ---------               ---------
Basic                                                                5,624,081               5,526,777

Effect of Series B Convertible Preferred Stock                       1,159,127
Effect of dilutive securities (non-vested restricted stock)             42,546                 102,500
                                                                     ---------               ---------
Diluted                                                              6,825,754               5,629,277
                                                                     =========               =========



                                                                           Three months ended
                                                                              December 31,

                                                                        2000                   1999
                                                                    (Unaudited)             (Unaudited)
                                                                     ---------               ---------

Basic                                                                5,618,717               5,526,777

Effect of Series B Convertible Preferred Stock                       1,897,381
Effect of dilutive securities (non-vested restricted stock)             65,000                 102,500
                                                                     ---------               ---------
Diluted                                                              7,581,098               5,629,277
                                                                     =========               =========



NOTE C  - SHAREHOLDERS' EQUITY

     In December 2000, the Company purchased 85,500 shares of its common stock through a series of transactions on the open market. These shares were recorded as treasury stock at their aggregate cost of $25,221.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS



RESULTS OF OPERATIONS


     Net income for the nine months ended December 31, 2000 was approximately $502,000, an increase of $248,000 or 98% from the same nine month period last fiscal year. This increase is principally the result of higher sales volume.


     Sales increased by approximately $1,851,000 or 15%, for the nine months and approximately $583,000 or 14% for three months ended December 31, 2000, from the comparable nine and three month period in 1999, respectively. This increase is largely due to strong component demand in both export and domestic markets.


     The Company's gross margin of approximately 23% remained unchanged from the comparable nine and three month period in 1999.


     Selling, general and administrative expenses increased by approximately $190,000, or 8%, for the nine months and increased by approximately $62,000, or 8% for the three months ended December 31, 2000 from the comparable previous nine and three month period in 1999.


     Interest expense decreased by approximately $18,000 for the nine months and $8,000 for the three months ended December 31, 2000, from the previous comparable nine months and three month period in 1999 due to a reduction in borrowings.


     The provision for income taxes for the nine months and three months ended December 31, 1999 consists principally of state and local taxes. The Company did not record a provision for income tax expense for the nine months and three months ended December 31, 2000 based on the recognition of certain tax benefits available to the Company. The Company has and plans to continue utilizing the available net operating loss carryforwards.

                          ASTREX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company generated approximately $187,000 in cash from its operating activities for the nine months ended December 31, 2000. At December 31, 2000, the Company had working capital of $5,414,000 and its stockholders' equity was $4,141,000. The Company believes that its present working capital, cash generated from operations and amounts available under the loan agreement will be sufficient to meet its cash needs during the next year. The Company's principal credit facility is a line of credit and a term loan from the same bank lender ("Line"). The Line is secured by substantially all of the Company's assets including a mortgage on the 205 Express Street property. The term of the Line runs to April 30, 2002. Borrowings under the line of credit portion of the Line, are based on the Company's inventory and receivables. On December 31, 2000, the Company owed $2,115,000 on the Line. The Company's relationship with its secured lender is satisfactory and the Company believes that the lending arrangement will be adequate for the foreseeable future.





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





Item 2.  Changes in Securities.
         none






Item 4.  Submission of Matters to a Vote of Security Holders.

         none







Item 5.  Other Information


     In December 2000, the Company purchased 85,500 shares of its stock through a series of transactions on the open market. These shares were recorded as treasury stock at their aggregate cost of $25,221.

Item 6.   Exhibits and Reports on Form 8-K.
           none




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

Date:  February 10, 2000              By: /s/ Michael McGuire
      ------------------                  ------------------------
                                          Michael McGuire
                                          Director, President and
                                          Chief Executive Officer


                                   CHIEF FINANCIAL OFFICER
                                   OF ASTREX, INC.

Date:  February 10, 2000           By: /s/ Lori A. Sarnataro
      ------------------              -------------------------
                                      Lori A. Sarnataro
                                      Chief Financial Officer,
                                      Executive Vice President,
                                      Treasurer, and Secretary