Form 10KSB
period 2001-03-31
ASTREX INC
filed 2001-06-28
CIK 8038

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                         COMMISSION FILE NUMBER 1-4530

                            ------------------------

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

        Securities registered pursuant to Section 12(b) of the Act: NONE

              SECURITIES REGISTERED PURSUANT TO 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

                            ------------------------

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to each filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for its most recent fiscal year. $19,228,355.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $1,258,343 AS OF JUNE 8, 2000 [ASSUMES CONVERSION OF CONVERTIBLE PREFERRED STOCK (SEE ITEM 5)].

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,536,277 SHARES OF COMMON STOCK AS OF JUNE 8, 2001 (DOES NOT INCLUDE CONVERTIBLE PREFERRED STOCK).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ASTREX, INC.
                             CROSS REFERENCE SHEET

ITEM REQUIRED BY FORM 10-KSB                                                  LOCATION OF ITEM
----------------------------                                                  ----------------
Item 1.                        --   Description of Business                   Item 1.    Business

Item 2.                        --   Description of Property                   Item 2.    Description of Property

Item 3.                        --   Legal Proceedings                         Item 3.    Legal Proceedings

Item 4.                        --   Submission of Matters to a Vote           Item 4.    Submission of Matter to a Vote of
                                      of Security Holders                                Security Holders

Item 5.                        --   Market for Common Equity and              Item 5.    Market for Registrant's Common
                                      Related Shareholder Matters                        Equity and Related Shareholder
                                                                                         Matters

Item 6.                        --   Management's Discussion and               Item 6.    Management's Discussion and
                                      Analysis or Plan of Operation                      Analysis of Financial Condition
                                                                                         and Results of Operation

Item 7.                        --   Financial Statements                      Item 13.   Exhibits, Financial Statements
                                                                                         and Reports on Form 8-K

Item 8.                        --   Changes In and Disagreements With         Item 8.    Changes in and Disagreements with
                                      Accountants on Accounting and                      Accountants on Accounting and
                                      Financial Disclosure                               Financial Disclosure

Item 9.                        --   Directors, Executive Officers,            Item 9.    Directors and Executive Officers
                                      Promoters and Control Persons,                     of the Company; Compliance with
                                      Compliance with Section 16(a)                      Section 16(a) of the Exchange Act
                                      of the Exchange Act

Item 10.                       --   Executive Compensation                    Item 10.   Executive Compensation

Item 11.                       --   Security Ownership of Certain             Item 11.   Security Ownership of Certain
                                      Beneficial Owners and                              Beneficial Owners and Management
                                      Management

Item 12.                       --   Certain Relationships and Related         Item 12.   Certain Relationships and Related
                                      Transactions                                       Transactions

Item 13.                       --   Exhibits and Reports on Form 8-K          Item 13.   Exhibits, Financial Statements
                                                                                         and Reports on Form 8-K

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

    The Company (including its wholly owned subsidiaries T.F. Cushing, Inc. and AVest, Inc.) has 60 employees, principally at facilities in Plainview, New York and West Springfield, Massachusetts and carries in inventory over 25,000 different electronic parts from approximately 20 manufacturers, including Amphenol Corporation, Hirose Electric (USA), Inc., ITT Cannon, ITW Switches, Litton Winchester Electronics, Micro Switch (division of Honeywell, Inc.), Packard Hughes Interconnect, Hypertronics Corporation and WPI Salem Division (Wire Pro). While the Company sells a portion of this inventory without any further value enhancements, a significant portion of its sales consists of components assembled to customer specifications. The Company's sales are worldwide with a concentration in the Northeast and Mid-Atlantic States. The Company serves more than 3,800 customers representing a broad range of electronics users from major original equipment manufacturers, to engineering firms and research and educational institutions. The Company's largest industry markets include the defense, aerospace, industrial equipment, and computer industries.

    Approximately 87% of the products sold by the Company are connectors. A connector links electronic components together and generally consists of a shell, insert, contacts and adaptive hardware. Each of these four parts has many variations and can be assembled together in almost unlimited combinations. Connectors range in price, depending on design, complexity, use, and availability from $0.25 to $2,500 a connector. The Company has traditionally emphasized the sale of connectors that meet a higher standard of reliability and performance including those meeting United States military specifications. Most of the connectors sold by the Company range in price from $5 to $70 each.

    The Company has the capacity to both assemble and test connectors to customer's specifications, which is a capability that some of its competitors do not have. The assembly capability also enables the Company to inventory fewer finished parts and to deliver a wider variety of finished connectors, substantially enhancing service to its customers. During the fiscal year ended March 31, 2001, connector sales represented 87% of total sales. Of those connector sales approximately 65% were connectors assembled by the Company, approximately 29% were connectors not requiring Company assembly, and approximately 6% were unassembled connector parts.

    The other products sold by the Company, representing approximately 13% of Company's total sales, are devices that control or regulate the flow of electricity to or within components, including relays and switches that control current by opening or closing an electric circuit.

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

    The Company markets the products of approximately 20 manufacturers. Its four largest suppliers, ITT Cannon, Amphenol Corporation, ITW Switches and Packard Hughes Interconnect accounted for approximately 43% of the purchases for fiscal year ended March 31, 2001, as compared to 45% for the fiscal year ended March 31, 2000.

    The Company has satisfactory relations with its suppliers, most of which have done business with the Company for over 15 years. The Company believes that most of the products it presently sells are available from other sources at competitive prices. Most of the products sold by the Company are pursuant to franchise agreements that are typically cancelable at any time.

    As of March 31, 2001 the Company's net inventory aggregated approximately $5,310,000 of which approximately 89% consisted of connectors. While manufacturers generally do not give distributors, such as the Company, the absolute right to return unsold inventory, it is the policy of many manufacturers to protect or partially protect franchised distributors, such as the Company, against the potential write-down of inventories due to technological change or manufacturer's price reductions. Similarly, a manufacturer who elects to terminate a franchise may be required to purchase from the distributor a substantial, if not the total, amount of its product carried in inventory. No assurance can be given however, that these industry practices will continue.

    The Company serves more than 3,800 customers representing a broad spectrum of electronic users ranging from major original equipment manufacturers to engineering firms and research and educational institutions. Such customers include manufacturers in the aerospace, industrial, defense and computer industries. No single customer accounted for more the 10% of sales, during years ended 2001 and 2000.

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

    For the fiscal year ended March 31, 2001 and 2000, 71% and 73% of the Company's sales, respectively, were in the Northeast and Mid-Atlantic States with 17% and 16% of sales, respectively to other parts of the country. Export sales were 12% and 11% in fiscal year end March 31, 2001 and fiscal year ended March 31, 2000, respectively.

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

                              RECENT DEVELOPMENTS

    During the fiscal year ended March 31, 2001, the Company continued expanding its product offerings from existing suppliers, by adding ITW Pancon, a broad based connector line and Viking Connector, a manufacturer of PC board connectors. The Company has also added a direct field sales manager based in St. Louis Missouri to increase our presence in the Mid-West.

    During the period of December 2000 through March 31, 2001, the Company purchased 145,500 shares of its common stock for $43,042 on the open market. These shares are being held as treasury shares.

    Prior to the fiscal year ended March 31, 2001 the Company owned an 8% equity interest in Enigma Energy Company, L.L.C. ("Enigma"), a Texas based producer of natural gas and oil. In October, 1999 the equity holders of Enigma, including Astrex, optioned their respective Enigma equity interests to Comanche
Energy Inc., a public company principally engaged in the production of oil and gas ("Comanche"). Comanche exercised that option in January 2000 and the transaction closed during fiscal year ending March 31, 2001. Astrex received 115,253 shares of Comanche common stock in consideration for the option and received an additional 268,925 shares in consideration for its equity interest in Enigma when the transaction closed. At March 31, 2001 the Company reduced the carrying value of the Comanche common stock by $65,000 to approximately $25,000.

    On June 29, 2000 the Board of Directors declared a dividend on the Company's Common Stock of one share of a new Series B Convertible Preferred Stock for every three shares of Common Stock held as of 5:00 p.m. EDT July 7, 2000 ("Record Date").

    In declaring the dividend the Board took into account not only the Company's strong performance of the fiscal year ended March 31, 2000 but also the Company's need to preserve capital for future growth, the relatively low Common Stock "float', the desire to better protect the Company's net operating loss federal tax loss carry forwards, and to better allow any future "acquisition for stock' and capital raising opportunities to be free from management stability issues. For these reasons a dividend of a newly defined Series B Convertible Preferred Stock with special characteristics was decided upon.

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

    2. Each share of the Preferred Stock will have a liquidation right of twenty-five cents.

    3. The Preferred Stock will be entitled to vote on all matters that the Common Stock is entitled to vote on and will have twelve votes per Preferred Stock share.

    4. Beginning on July 31, 2001 and essentially at all times thereafter the Preferred Stock will be convertible at the option of the holder into Common Stock on a share for share basis.

    5. The Preferred Stock is subject to significant and very limiting restrictions on transfer by sale or otherwise. The restrictions are set fourth in detail in the Certificate but in essence the Preferred Stock is
       (i) only transferable to a person or entity who upon transfer will be the bona fide beneficial owner, or trustee for the beneficial owner (as opposed to a "nominee' or "street name' holder) of the shares, and further (ii) the transferee must be closely related (as defined in the Certificate) to the transferor. Additionally, prior to July 31, 2001 any such transfers will also be at the sole discretion of the Company and will only be allowed to the extent, in the sole opinion of the Company, the transfer will not impair or make it more difficult to preserve any tax attributes of the Company (including without limitation, net operating losses, or the rate of use of the same under the United States Income Tax laws). (Preferred Stock shares initially dividended to a holder who is not the beneficial owner, upon application to the Company may be transferred to the person or entity who was the beneficial owner on the dividend record date).

    The foregoing is only a brief summary of some of the terms of the Certificate and in all matters the Certificate and not this summary controls. The Certificate is available from the Company without charge upon request and is also on public file with the Secretary of State of the State of Delaware.

    Since the dividend was made equally to all holders (with some slight variations as a nominal consequence of rounding) there has been no change in the economic or voting interest of any holder. However, because the Preferred Stock shares have multiple votes, the holders of those shares collectively have voting control of the Company and beginning July 31, 2001 to the extent a holder converts Preferred Stock shares to Common Stock they will lose those multiple votes (but gain freely transferable shares). Prior to the dividend present management of the Company held more then a majority of the Common Stock and the dividend does not change that control. In the future the Preferred Stock may make it easier or more difficult for non-management stockholders to effect a "hostile take over' depending upon to what extent present management converts or holds that stock. Since the Preferred Stock has only very limited transferability a "market' for those shares will not develop, effectively making conversion of those shares to Common Stock after July 31, 2001 the only alternative for those holders who do not wish to continue to hold the Preferred Stock or transfer the same to closely related persons or entities.

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

                                    BACKLOG

    At April 1, 2001, the Company's total backlog of confirmed, unfilled orders was approximately $4,969,000, an increase of 23.7% over the April 1, 2000 backlog of $4,018,000. The Company expects almost the entire backlog to be shipped before the end of the fiscal year ending March 31, 2002. The backlog at year-end is not necessarily indicative of sales for any specific subsequent period.

                       COMPLIANCE WITH ENVIRONMENTAL LAWS

    In the fiscal years ended March 31, 2001 and 2000 the Company expended less than $10,000 in order to comply with environmental laws with respect to the Plainview building. The Company has had no other expenditures with respect to such laws in that time period.

                                   EMPLOYEES

    As of March 31, 2001 the Company had 60 employees, 57 of which are full time. The Company has senior operating personnel at both its Plainview, New York and West Springfield, Massachusetts facilities, some of whom have been with the Company or a subsidiary for more than 15 years. Management believes that its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES.

    Through its wholly owned subsidiary, AVest, Inc., the Company owns a 22,000 square foot building at 205 Express Street, Plainview, New York. The Company's principal executive offices occupy approximately 750 square feet of that building with the balance of the building space constituting office, warehouse and assembly facilities for the Company. The property is adequately covered by insurance and there are at present no significant renovation, improvement or development plans with respect to the facility. The Company's T.F.
Cushing, Inc. subsidiary occupies 3,500 square feet in West Springfield, Massachusetts at an annual rent of $20,760 with a month-to-month occupancy under a lease which expired August 31, 2000. In addition the Company presently maintains sales offices in Endwell, New York (1,500 square feet, $11,400 annual rent, with a month-to-month occupancy under a lease that expired December 31,
2000), Willow Grove, Pennsylvania (1,323 square feet, $21,980 annual rent, month-to-month occupancy under a lease which expired June 1, 1999) and Woburn, Massachusetts (1,058 square feet, $20,985 annual rent, under a lease that expires November 30, 2003). All of the Company's premises are adequate for the Company's current and foreseeable requirements. The Company has no present plans to significantly renovate or improve any of its leased properties.

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

ITEM 3.  LEGAL PROCEEDINGS.

    As of March 31, 2001 and the date hereof there was no litigation pending against or on behalf of the Company or its properties.

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

FISCAL YEAR & QUARTER                            HIGH CLOSING BID   LOW CLOSING BID
---------------------                            ----------------   ---------------
2000  First Quarter............................         .28            .19
      Second Quarter...........................         .44            .28
      Third Quarter............................         .50            .37
      Fourth Quarter...........................        1.01            .38
2001  First Quarter............................         .97            .38
      Second Quarter...........................         .69            .46
      Third Quarter............................         .59            .25
      Fourth Quarter...........................         .41            .27

    For purposes of the disclosure of the aggregate market value of the voting stock held by non-affiliates as set forth on page 1 of this Report, the Company has used the price of .42 cents per share, which is the average of the reported closing bid and ask prices on June 8, 2001 and assumes the conversion of Preferred Stock.

    Other than the July 2000 dividend of Preferred Stock reported in greater detail in "Recent Developments" above, no dividends have been paid on common stock since April 1978 and the Company does not anticipate paying either cash or non cash dividends with respect to either its preferred or common stock in the foreseeable future.

    On June 29, 2000, the Company granted and issued on July 5, 2000, 40,000 unregistered, forfeitable shares of the Company's common stock to several employees as compensation. Each employee's shares are subject to forfeiture in the event the employee ceases to be employed by the Company, for reasons other than death, prior to June 30, 2002. These shares are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

    On June 29, 2000, the Company granted and issued on July 5, 2000, 20,000 shares of the Company's common stock to the President. The issuance of these shares is forfeitable and contingent upon the President satisfying certain requirements. These shares are exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

    On June 29, 2000, the Company granted and issued on July 5, 2000, 5,000 shares of the Company's common stock to a non-employee. The shares vested immediately at the date of grant. These shares are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

    As of June 8, 2001 there were 5,536,277 shares of the Company's common stock outstanding and held by 337 holders of record and 1,897,381 shares of the Company's preferred stock outstanding and held by 704 holders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    RESULTS OF OPERATIONS

    The Company had net income for fiscal year ended March 31, 2001 of approximately $835,000 versus approximately $456,000 for fiscal year ended March 31, 2000. Net income before provision for income tax was approximately $624,000 for fiscal year ended March 31, 2001 versus approximately

$488,000 for fiscal year ended March 31, 2000. The improved performance for the fiscal year ended March 31, 2001 was primarily attributable to a $2.5 million increase in sales. The Company reduced its provision for income tax by recognizing $200,000 of deferred tax asset in fiscal year March 31, 2001, which the Company did not believe was necessary in the previous fiscal year.

    The Company's gross margins remained relatively constant at 23.3% and 22.9% in fiscal years ended March 31, 2001 and March 31, 2000, respectively.

    Net sales for the fiscal year ended March 31, 2001 increased $2.5 million or 15% to approximately $19.2 million as compared to approximately $16.7 million for the fiscal year ended March 31, 2000. Approximately $.5 million of this increase was due to improved export sales with the balance primarily the result of product expansion within existing lines.

    At April 1, 2001, the Company's total backlog of confirmed, unfilled orders was approximately $4,969,000 an increase of 23.7% over the April 1, 2000 backlog of $4,018,000.

    Selling, general and administrative expenses increased approximately $475,000, or 15%, for the fiscal year ended March 31, 2001, to approximately $3,631,000 from $3,156,000 for the fiscal year ended March 31, 2000. This increase was primarily the result of salary, bonus, commission and employee benefit related expenses.

    Interest expense decreased to $155,949 in fiscal year ended March 31, 2001 from $183,438 in fiscal year ended March 31, 2000. This was due to a decrease in interest rates as well as a decrease in borrowings in fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated approximately $351,000 in cash from operations. At March 31, 2001, the Company had working capital of $5,671,656 and its stockholders' equity was $4,460,536. The Company believes that its present working capital, cash generated from operations and amounts available under its present credit facility discussed below will be sufficient to meet its cash needs during the next year.

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

    On March 31, 2001, the Company owed $2,000,000 on the Line. The Company's relationship with its secured lender is satisfactory and the Company believes that the lending arrangement will be adequate for the foreseeable future.

    The Company believes that the relatively moderate rates of inflation in the year 2001 and 2000 have not had a significant impact on sales and profitability.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Pages F-1 et. seq. of this Form 10-KSB are by this reference incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

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

NAME, AGE, CAL. YEAR FIRST
BECAME A DIRECTOR OR OFFICER &
DIRECTOR CLASS IF APPLICABLE                          PRINCIPAL OCCUPATION
------------------------------    ------------------------------------------------------------
Howard Amster                     Principle with Ramat Securities, Inc., Cleveland, Ohio.
  Director                          Director, Geauga Savings Bank, a northern Ohio savings and
  53--since 1992                    loan; Director, Horizon Group Properties Inc., a real
  Class III Director                estate company.

John C. Loring                    Attorney and private investor, Chicago, Illinois. Director
  Director and Chairman             of Geauga Savings Bank, a northern Ohio savings and loan
  56--since 1988
  Class III Director

Michael McGuire                   Mr. Michael McGuire joined the Company in 1969. Prior to
  Director, CEO                     becoming CEO and President he was the Company's General
  and President                     Manager and Director of Operations. Mr. Michael McGuire is
  46--since 1991                    not related to Mr. Robert McGuire.
  Class I Director

Robert McGuire                    Mr. Robert McGuire joined the Company in 1981. Prior to
  Executive Vice President          becoming an Executive Vice President he held the position
  51--since 1997                    of Warehouse Manager. He has worked in the distribution
                                    industry since 1976. Mr. Robert McGuire is not related to
                                    Mr. Michael McGuire.

Wayne Miller                      Mr. Miller joined the Company in 1996 as the Director of New
  Executive Vice President          Business Development. Prior to joining the Company
  47--since 1997                    Mr. Miller was Director of Sales for Summit Radio
                                    Corporation for a year and a half and prior to that time
                                    General Manager of Time Electronics, Inc., a division of
                                    Avnet, Inc., for fifteen years. He has worked in the
                                    electronics distribution industry since 1975.

Lori A. Sarnataro                 Prior to joining the Company in 1998, Ms. Sarnataro, a
  CFO, Executive Vice President,    Certified Public Accountant, was employed with Physician
  Treasurer and Secretary           Computer Network, Inc. for five years as Manager of
  36--since 1998                    Corporate Accounting and Systems Implementation. Prior to
                                    that she was employed with KPMG LLP for five years as a
                                    Senior Auditor and Tax Specialist.

NAME, AGE, CAL. YEAR FIRST
BECAME A DIRECTOR OR OFFICER &
DIRECTOR CLASS IF APPLICABLE                          PRINCIPAL OCCUPATION
------------------------------    ------------------------------------------------------------
Mark Schindler                    Mr. Schindler is a self-employed consultant, private
  Director                          investor, and a partner in Madison Venture
  79--since 1960                    Capital II, Inc., New York, New York. Mr. Schindler is
  Class II Director                 also a Vice President, Secretary and Director of Kushi
                                    Natural Foods Corp. and formerly owned his own electronics distribution business. Mr. Schindler founded Astrex, Inc.

David S. Zlatin                   Chief Operating Officer of Ramat Securities, Ltd., Rabbi and
  Director                          private investor.
  49--since 1993
  Class II Director

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

    Mr. Michael McGuire and Mr. Wayne Miller have each filed Securities and Exchange Commission Form 4 disclosing the forfeitable shares of common stock which they received in fiscal year ended March 31, 2001 (see Item 10 for more details), but due to a misunderstanding of the filing requirements pertaining to forfeitable shares, the filings were not timely. The Company is not aware of any other person who failed to file on a timely basis any reports relating to the Company required by Section 16(a) of the Securities Exchange Act during the fiscal year that ended March 31, 2001.

ITEM 10.  EXECUTIVE COMPENSATION.

    The following table shows information concerning the compensation paid or awarded by the Company and its subsidiaries for services to its Chief Executive Officer and its Executive Vice President of Sales and Marketing during fiscal years ended March 31, 2001, 2000 and 1999. Other then Mr. Michael McGuire and Mr. Miller there were no executive officers of the Company whose compensation was or exceeded $100,000. The Company (i) has no retirement, pension, profit sharing, stock option, stock appreciation rights or long term incentive plans for the years in question, (ii) has not awarded any bonuses during or for the years in question, except as set forth in the table below, and to two other executive officers, and (iii) has no employment contracts or termination of employment and change of control arrangements for any of the Company's executive officers.

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

    On July 5, 2000, 20,000 and 10,000 shares of the Company's Common Stock were awarded to Mr. Michael McGuire and Mr. Wayne Miller, respectively. These shares are subject to forfeiture to the extent they leave the employ of the Company prior to June 30, 2002. Mr. Michael McGuire received an additional 20,000 shares of the Company's Common Stock subject to forfeiture if he takes certain actions prior to July 31, 2001. All Common Stock issued in July 2000 participated in the Preferred Stock dividend.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM
                                                         ANNUAL COMPENSATION         COMPENSATION AWARDS
                  (A)                                   ----------------------   ---------------------------
NAME AND                                      (B)          (C)          (D)                  (F)
PRINCIPAL POSITION                        FISCAL YEAR   SALARY ($)   BONUS ($)   RESTRICTED STOCK AWARDS ($)
------------------                        -----------   ----------   ---------   ---------------------------
Michael McGuire.........................     2001        $240,869    $177,260(3)           $28,050(1)(2)
  CEO & President                            2000        $231,438    $ 86,518                   --
                                             1999        $164,577    $ 61,000                   --

Wayne Miller............................     2001        $113,305    $ 26,600              $15,450(1)(2)
  Executive Vice President of Sales          2000        $113,305    $ 18,000                   --
  & Marketing                                1999        $105,023          --                   --

------------------------

(1) Mr. McGuire and Mr. Miller were each given 15,000 unregistered forfeitable shares of Common stock as compensation in fiscal year 1997 with a fair market value of 31 cents per share at the time. These shares were forfeitable to the extent they ceased to be employed by the Company (other than on account of death) before April 1, 2000. On April 1, 2000 the fair market value of the 30,000 shares were 75 cents per share for an aggregate fair value of $11,250 to each.

(2) On June 29, 2000 Mr. Miller and Mr. McGuire were awarded 10,000 and 20,000 shares of Common stock, respectively. These shares are forfeitable to the extent they cease to be employed by the Company (other than on account of death) before July 1, 2002. These shares on June 29, 2000 were valued at 42 cents per share for an aggregate fair value of $4,200 and $8,400, respectively. In addition, on June 29, 2000, Mr. McGuire received an additional 20,000 shares of Common stock which are forfeitable if he takes certain actions prior to July 31, 2001. On June 29, 2000 these shares were valued at 42 cents per share for an aggregate fair market value of $8,400.

(3) At March 31, 2001, $80,000 of Mr. McGuire's bonus had actually been paid with the balance subject to the Company's audit and final approval by the Board of Directors.

    The Board of Directors held 4 meetings during fiscal year ended March 31, 2001. Each of the directors of the Company attended each of those meetings. Other than the Executive Committee there were no active standing committees of the Board of Directors during that fiscal year. During that fiscal year the Board of Directors fee for each director who is not a full time employee of the Company was a "per meeting" fee of $1,500. Pursuant to this arrangement each of the directors other than Mr. McGuire, received $6,000. In addition, during the fiscal year ended March 31, 2001 (i) Mr. Loring for services as Chairman of the Board and the Executive Committee received $31,000 and $48,000 respectively, and
(ii) Mr. Amster for his services on the Executive Committee received $48,000. During the fiscal year ended March 31, 2001, members of the Executive Committee other then full time employees, i.e. Mr. Loring and Mr. Amster were awarded a bonus of $30,000 each to be paid in fiscal year to end March 31, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth the number and percentage of shares of the Company's common stock beneficially owned as of June 15, 2001 by persons who are known (based on the Company's review of Forms 13G and 13D delivered to the Company) by the Company to be the beneficial owners of more than 5% of the Company's outstanding common stock as of that date, and the directors of the Company and its chief executive officer, and all officers and directors of the Company as a group. For purposes of this Report, beneficial ownership is defined in accordance with Rule 13d-3 of the Securities and Exchange Commission to mean generally the power to vote or dispose of shares, regardless of any economic interest therein. The persons listed have direct sole voting power and direct sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.

BENEFICIAL HOLDERS OF MORE THAN 5% OF COMMON STOCK AND PREFERRED STOCK,
  SERIES B

                              NAME AND ADDRESS OF                AMOUNT AND NATURE OF    PERCENTAGE
TITLE AND CLASS                BENEFICIAL OWNERS                 BENEFICIAL OWNERSHIP     OF CLASS
---------------   --------------------------------------------   ---------------------   ----------
Common Stock      Howard Amster(13)...........................   1,180,565(1)            20.24%(2)
                    205 Express Street
                    Plainview, New York 11803

Common Stock      FMR, Corp.(13)..............................     760,964(3)(4)(5)      13.29%(2)
                    82 Devonshire Street
                    Boston, Massachusetts 02109

Common Stock      Herzog, Heine, Geduld, Inc.(13).............     861,901(6)            14.99%(2)
                    26 Broadway
                    New York, New York 10004

Common Stock      John C. Loring(13)..........................   2,401,710(7)(8)(9)      39.14%(2)
                    205 Express Street
                    Plainview, New York 11803

Common Stock      Michael McGuire(13).........................     403,967(10)(11)(12)    7.16%(2)
                    205 Express Street
                    Plainview, New York 11803

------------------------

"Footnotes follow the next table"

OFFICER AND DIRECTOR HOLDINGS OF COMMON STOCK AND PREFERRED STOCK, SERIES B

                              NAME AND ADDRESS OF                AMOUNT AND NATURE OF    PERCENTAGE
TITLE AND CLASS                BENEFICIAL OWNERS                 BENEFICIAL OWNERSHIP     OF CLASS
---------------   --------------------------------------------   ---------------------   ----------
Common stock      Howard Amster(13)...........................   1,180,565(1)            20.24%(2)
Common stock      John C. Loring(13)..........................   2,401,710(7)(8)(9)      39.14%(2)
Common stock      Michael McGuire(13).........................     403,967(10)(11)(12)    7.16%(2)
Common stock      Mark Schindler(13)..........................       1,932(14)                *(2)
Common stock      David S. Zlatin.............................           0                    *(2)
Common stock      Wayne Miller(13)............................      72,001(15)                *(2)
Common stock      All Other Officers(13)......................      26,667(16)                *(2)
Common stock      All Officers and Directors as a group
                   (8 persons)(1)(5)(7)(9)....................   4,086,842(1)(5)(7)(9)   62.32%(2)

------------------------

   * Less than 1%.

 (1) Includes 295,140 shares of common stock issuable upon conversion of an equal number of shares of Convertible Preferred Series B stock which is eligible to convert within 60 days.

 (2) Based on 5,536,277 Common shares outstanding and the shareholder's Convertible Preferred Series B outstanding.

 (3) 565,723 Common shares are beneficially owned by Fidelity Equity Income Fund, its wholly owned subsidiary.

 (4) 188,574 Convertible Preferred, Series B shares are beneficially owned by Fidelity Equity Income Fund, its wholly owned subsidiary.

 (5) Includes 190,241 shares of common stock issuable upon conversion of an equal number of shares of Convertible Preferred Series B stock which is eligible to convert within 60 days.

 (6) Includes 215,475 shares of common stock issuable upon conversion of an equal number of shares of Convertible Preferred Series B stock which is eligible to convert within 60 days.

 (7) Includes 271,970 Common shares owned by his spouse's IRA, the beneficial ownership of which he disclaims.

 (8) Includes 90,657 Convertible Preferred Series B shares owned by his spouse's IRA, the beneficial ownership of which he disclaims.

 (9) Includes 600,430 shares of common stock issuable upon conversion of an equal number of shares of Convertible Preferred Series B stock which is eligible to convert within 60 days.

 (10) Includes 104,537 Common shares owned by his spouse's IRA, the beneficial ownership of which he disclaims.

 (11) Includes 34,846 Convertible Preferred, Series B shares owned by his spouse's IRA, the beneficial ownership of which he disclaims.

 (12) Includes 100,992 shares of common stock issuable upon conversion of an equal number of shares of Convertible Preferred Series B stock which is eligible to convert within 60 days.

 (13) The Common Stock is entitled to one vote per share, Preferred Stock, Series B is entitled to vote on all matters which the Common Stock can vote on and is entitled to twelve votes per share. Beginning on July 31, 2001 and thereafter, at the option of the holder, a share of the Preferred Stock is convertible into a share of the Common Stock.

 (14) Includes 483 shares of common stock issuable upon conversion of an equal number of shares of Convertible Preferred Series B stock which is eligible to convert within 60 days.

 (15) Includes 18,001 shares of common stock issuable upon conversion of an equal number of shares of Convertible Preferred Series B stock which is eligible to convert within 60 days.

 (16) Includes 6,667 shares of common stock issuable upon conversion of an equal number of shares of Convertible Preferred Series B stock which is eligible to convert within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                     PAGE NO.
(a)(1)                                                               --------
        FINANCIAL STATEMENTS
        Reports of Independent Certified Public Accountants            F-1

        Consolidated Balance Sheet as of March 31, 2001                F-2

        Consolidated Statements of Operations for the years ended
          March 31, 2001 and 2000                                      F-3

        Consolidated Statements of Shareholders' Equity for the
          years ended March 31, 2001 and 2000                          F-4

        Consolidated Statements of Cash Flows for the years ended
          March 31, 2001 and 2000                                      F-5

        Notes to Consolidated Financial Statements                   F-6-F-16

(a)(3)  EXHIBITS

        The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

                                                                       PREVIOUSLY FILED AND INCORPORATED
EXHIBIT                                DESCRIPTION                      BY REFERENCE OR FILED HEREWITH
-------                 -----------------------------------------  -----------------------------------------
          3(a)          Certificate of Incorporation of Astrex,    Filed as Exhibit 3(a) to the Form 10-QSB
                          Inc., as amended (a Delaware               of the Company for the quarter ended
                          corporation)                               September 30, 1997

          4             Astrex, Inc. Certificate of Designations,  Filed as Exhibit 4 to the Form 10-QSB of
                          Preferences and Rights of Series B         the Company for the quarter ended June
                          Convertible Preferred Stock                30, 2000

         10(a)          Purchase and Option Agreement between      Filed as Exhibit 10(a) to the Form 10-QSB
                          Astrex, Inc., Enigma Energy Company and    of the Company for the quarter ended
                          Members dated June 6, 1998                 June 30, 1998

         10(b)          Subscription and Stock Purchase Agreement  Filed as Exhibit 10(b) to the Form 10-QSB
                          between Astrex, Inc. and John C. Loring    of the Company for the quarter ended
                          and Elizabeth S. Loring dated July 15,     June 30, 1998
                          1998

         10(c)          Amendment No. 3 To Credit and Security     Filed as Exhibit 10(a) to the Form 10-QSB
                          Agreement dated May 14,1999.               of the Company for the quarter ended
                                                                     June 30, 1999

         10(d)          Second Amended and Restated Revolving      Filed as Exhibit 10(b) to the Form 10-QSB
                          Credit Promissory Note dated May 14,       of the Company for the quarter ended
                          1999                                       June 30, 1999

         10(e)          Term Loan Promissory Note, dated May 14,   Filed as Exhibit 10(c) to the Form 10-QSB
                          1999                                       of the Company for the quarter ended
                                                                     June 30, 1999

         10(f)          Guaranty Confirmation Agreement (With      Filed as Exhibit 10(d) to the Form 10-QSB
                          Modifications), dated May 14, 1999         of the Company for the quarter ended
                                                                     June 30, 1999

                                                                       PREVIOUSLY FILED AND INCORPORATED
EXHIBIT                                DESCRIPTION                      BY REFERENCE OR FILED HEREWITH
-------                 -----------------------------------------  -----------------------------------------
         10(g)          Mortgage from Avest, Inc. To Fleet         Filed as Exhibit 10(e) to the Form 10-QSB
                          National Bank, dated May 14, 1999          of the Company for the quarter ended
                                                                     June 30, 1999

         21             Subsidiaries of the registrant             Filed as Exhibit 21 to Form 10-KSB/A-1 of
                                                                     the Company for the year ended March
                                                                     31, 1998

           (b)          No Current Reports on Form 8-K were filed by the Company.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
  Astrex, Inc.

    We have audited the accompanying consolidated balance sheet of Astrex, Inc. and subsidiaries (the "Company") as of March 31, 2001 and the related consolidated statements of earnings, shareholders' equity and cash flows for the years ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astrex, Inc. and subsidiaries as of March 31, 2001 and the results of their operations and their cash flows for the years ended March 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Melville, New York
May 23, 2001

                         ASTREX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2001

                           ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................  $   11,474
  Accounts receivable (net of allowance for doubtful
    accounts of $79,000)....................................   2,450,966
  Inventory.................................................   5,310,010
  Prepaid expenses and other current assets.................      60,635
  Deferred tax asset........................................     200,000
                                                              ----------
      Total current assets..................................   8,033,085

FIXED ASSETS, NET...........................................     700,938

INVESTMENTS.................................................      87,942
                                                              ----------
                                                              $8,821,965
                                                              ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................  $1,567,112
  Accrued payroll...........................................     177,673
  Accrued bonus.............................................     300,263
  Accrued other.............................................     316,381
                                                              ----------
      Total current liabilities.............................   2,361,429

LONG-TERM DEBT..............................................   2,000,000

SHAREHOLDERS' EQUITY
  Preferred stock, Series A--par value $5 per share;
    authorized, 200,000 shares; issued, none................          --
  Preferred stock, Series B--par value $.01 per share;
    authorized, 10,000,000 shares; issued and outstanding,
    1,897,381 shares (liquidation preference of $.25 a
    share)..................................................      18,974
  Common stock--par value $.01 per share; authorized,
    15,000,000 shares; issued and outstanding, 6,605,363
    shares..................................................      66,054
  Additional paid-in capital, net...........................   3,927,794
  Retained earnings.........................................     767,337
  Deferred compensation.....................................     (11,641)
  Treasury stock--1,059,086 shares, at cost.................    (307,982)
                                                              ----------
                                                               4,460,536
                                                              ----------
                                                              $8,821,965
                                                              ==========

         The accompanying notes are an integral part of this statement.

                         ASTREX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                YEAR ENDED MARCH 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Net sales...................................................  $19,228,355   $16,707,180
Cost of sales...............................................   14,752,595    12,879,818
                                                              -----------   -----------
      Gross profit..........................................    4,475,760     3,827,362
Selling, general and administrative expenses................    3,630,854     3,155,751
                                                              -----------   -----------
      Income from operations................................      844,906       671,611
Write-down of investment....................................      (65,000)           --
Interest expense............................................     (155,949)     (183,438)
                                                              -----------   -----------
      Income before provision for income taxes..............      623,957       488,173
(Benefit) provision for income taxes........................     (210,920)       31,858
                                                              -----------   -----------
      NET INCOME............................................  $   834,877   $   456,315
                                                              ===========   ===========
Net income per share:
  Basic.....................................................  $       .15   $       .08
                                                              ===========   ===========
  Diluted...................................................  $       .12   $       .08
                                                              ===========   ===========
Weighted-average common shares and common equivalent shares
  outstanding
  Basic.....................................................    5,602,102     5,526,777
                                                              ===========   ===========
  Diluted...................................................    7,007,374     5,626,777
                                                              ===========   ===========

        The accompanying notes are an integral part of these statements.

                         ASTREX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      YEARS ENDED MARCH 31, 2001 AND 2000

                                       PREFERRED STOCK         COMMON STOCK,
                                          PAR VALUE              PAR VALUE
                                        $.01 PER SHARE         $.01 PER SHARE      ADDITIONAL                  RETAINED
                                     --------------------   --------------------    PAID-IN       DEFERRED     EARNINGS/
                                      SHARES      AMOUNT     SHARES      AMOUNT     CAPITAL     COMPENSATION   (DEFICIT)
                                     ---------   --------   ---------   --------   ----------   ------------   ---------
Balance, April 1, 1999.............         --   $    --    5,629,277   $65,429    $3,902,149     $   (442)    $(504,881)
Amortization of deferred
  compensation.....................         --        --           --        --            --          610            --
Shares forfeited under deferred
  compensation arrangement.........         --        --       (2,500)      (25)         (518)         543            --
Net income.........................         --        --           --        --            --           --       456,315
                                     ---------   -------    ---------   -------    ----------     --------     ---------
Balance, March 31, 2000............         --        --    5,626,777    65,404     3,901,631          711       (48,566)
Shares issued as stock dividend....  1,897,381    18,974           --        --            --           --       (18,974)
Amortization of deferred
  compensation.....................         --        --           --        --            --       12,398            --
Shares granted to employees and
  President (forfeitable)..........         --        --       40,000       400        16,100      (16,500)           --
Shares granted to President
  (forfeitable)....................         --        --       20,000       200         8,050       (8,250)           --
Shares granted to nonemployee......         --        --        5,000        50         2,013           --            --
Purchase of Treasury stock for
  retirement.......................         --        --     (145,500)       --            --           --            --
Net income.........................         --        --           --        --            --           --       834,877
                                     ---------   -------    ---------   -------    ----------     --------     ---------
Balance, March 31, 2001............  1,897,381   $18,974    5,546,277   $66,054    $3,927,794     $(11,641)    $ 767,337
                                     =========   =======    =========   =======    ==========     ========     =========


                                     TREASURY
                                       STOCK       TOTAL
                                     ---------   ----------
Balance, April 1, 1999.............  $(264,940)  $3,197,315
Amortization of deferred
  compensation.....................         --          610
Shares forfeited under deferred
  compensation arrangement.........         --           --
Net income.........................         --      456,315
                                     ---------   ----------
Balance, March 31, 2000............   (264,940)   3,654,240
Shares issued as stock dividend....         --           --
Amortization of deferred
  compensation.....................         --       12,398
Shares granted to employees and
  President (forfeitable)..........         --           --
Shares granted to President
  (forfeitable)....................         --           --
Shares granted to nonemployee......         --        2,063
Purchase of Treasury stock for
  retirement.......................    (43,042)     (43,042)
Net income.........................         --      834,877
                                     ---------   ----------
Balance, March 31, 2001............  $(307,982)  $4,460,536
                                     =========   ==========

         The accompanying notes are an integral part of this statement.

                         ASTREX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Cash flows from operating activities
  Net income................................................  $ 834,877   $ 456,315
  Adjustments to reconcile net income to net cash provided
    by operating activities
      Depreciation and amortization.........................     84,804      91,792
      Amortization of deferred stock compensation...........     14,462         610
      Deferred tax asset....................................   (200,000)         --
      Write-down of investment..............................     65,000          --
      Changes in assets and liabilities
        Increase in accounts receivable, net................   (151,689)   (406,714)
        (Increase) decrease in inventory....................   (873,389)      3,491
        (Increase) decrease in prepaid expenses and other
          current assets....................................    (14,299)     18,737
        Increase in accounts payable........................    394,993     192,938
        Increase in accrued liabilities.....................    195,902      19,239
                                                              ---------   ---------
      Net cash provided by operating activities.............    350,661     376,408
                                                              ---------   ---------
Cash flows from investing activities
  Capital expenditures......................................    (82,767)    (88,272)
                                                              ---------   ---------
      Net cash used in investing activities.................    (82,767)    (88,272)
                                                              ---------   ---------
Cash flows from financing activities
  Repayments of loan payable................................   (250,000)   (162,768)
  Purchase of Treasury stock................................    (43,042)         --
  Principal payments under capital lease obligations........    (31,618)    (46,016)
  Amortization of financing costs (deferred)................     11,239     (24,351)
                                                              ---------   ---------
      Net cash used in financing activities.................   (313,421)   (233,135)
                                                              ---------   ---------
      NET (DECREASE) INCREASE IN CASH AND CASH
        EQUIVALENTS.........................................    (45,527)     55,001
Cash and cash equivalents at beginning of year..............     57,001       2,000
                                                              ---------   ---------
Cash and cash equivalents at end of year....................  $  11,474   $  57,001
                                                              =========   =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for Interest....................  $ 154,861   $ 167,731
                                                              =========   =========
    Income taxes............................................  $   4,987   $   4,892
                                                              =========   =========

        The accompanying notes are an integral part of these statements.

                         ASTREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2001 AND 2000

NOTE A--DESCRIPTION OF BUSINESS

    Astrex, Inc. and subsidiaries (the "Company") sells, assembles and distributes electronic parts and components in one business segment. Approximately 87% and 82% of the Company's sales in fiscal 2001 and 2000, respectively, consist of connectors that link electronic components together and generally consist of a shell, insert, contacts and adaptive hardware. The other products sold by the Company, which comprise the remaining 13% and 18% of sales in fiscal 2001 and 2000, respectively, are devices that control or regulate the flow of electricity to or within components. The Company's largest markets include the defense, aerospace, industrial and computer industries, which sales are worldwide with a concentration in the Northeast and Mid-Atlantic states.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    FINANCIAL INSTRUMENTS AND BUSINESS CONCENTRATIONS

    Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company's customer base and their dispersion across geographic areas and industries. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. No single customer accounted for more than 10% of the Company's sales and accounts receivable in fiscal 2001 and 2000.

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

    The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements. The Company's top four suppliers accounted for 43% and 45% of purchases for the fiscal years ended March 31, 2001 and 2000, respectively. There can be no assurance that, in the event a supplier cancels its distributor agreement with the Company, the Company will be able to replace the sales with sales of other products.

    USE OF ESTIMATES

    In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the

                         ASTREX, INC. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

    REVENUE RECOGNITION

    The Company recognizes revenue as products are shipped and title passes to customers. Right of return exists only for damaged products.

    SHIPPING AND HANDLING COSTS

    Pursuant to EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company includes fees billed to a customer relating to shipping and handling costs in net sales. All shipping and handling expenses incurred by the Company are included in cost of sales. Prior year amounts have been restated to conform to the current year presentation.

    INVESTMENTS

    Investments in companies where the Company holds less than a 20%-voting interest are accounted for using the cost method, because the Company does not exercise significant influence over financial or operating policies of these companies.

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

    DERIVATIVE FINANCIAL INSTRUMENTS

    The FASB recently issued Statement of Financial Accounting Standards
No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS Statement No. 133." SFAS No. 137 deferred for one year the effective date of SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The rule now applies to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted the standard as

                         ASTREX, INC. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of July 1, 2000. SFAS No. 137 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be immediately recognized in earnings. The Company does not invest in derivatives for trading purposes. Derivative financial instruments are used by the Company principally in the management of its interest rate exposures (see Note D). The adoption of SFAS No. 133 by the Company as of July 1, 2000 had no material effect on earnings and financial position.

    ADVERTISING

    Advertising costs are expensed as incurred and totaled $43,000 and $28,000 for the fiscal years ended March 31, 2001 and 2000, respectively.

    INCOME TAXES

    Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which income tax expenses or benefits are expected to be realized in future years. A deferred tax asset has been established as it is more likely than not that all, or some portion, of such deferred tax assets will be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

    INCOME PER COMMON SHARE

    Income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

    The following table sets forth the reconciliation of the weighted average number of common shares:

                                                           2001        2000
                                                         ---------   ---------
Basic..................................................  5,602,102   5,526,777
Effect of Convertible Series B Preferred...............  1,341,162          --
Effect of dilutive securities..........................     64,110     100,000
                                                         ---------   ---------
Diluted................................................  7,007,374   5,626,777
                                                         =========   =========

                         ASTREX, INC. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

NOTE C--FIXED ASSETS

    Fixed assets consist of the following at March 31, 2001:

                                                        ESTIMATED
                                                       USEFUL LIFE
                                                      -------------
Land................................................                  $ 128,836
Building and improvements...........................  2 to 30 years     650,898
Equipment, furniture and fixtures...................  5 to 10 years     538,989
                                                                      ---------
                                                                      1,318,723

Less accumulated depreciation.......................                    617,785
                                                                      ---------
                                                                      $ 700,938
                                                                      =========

NOTE D--LOANS PAYABLE

    The Company's collateralized lending agreement with its bank (the "Agreement"), as amended, provides the Company with a line of credit equal to 85% of its eligible accounts receivable and 25% of its eligible net inventory up to a maximum of $3,150,000, through April 2002, and provides a term loan of $850,000 collateralized by a mortgage on the 205 Express Street property, with a maturity date of April 2002. Interest is payable monthly at short-term, fixed-rate borrowings, for fixed amounts at LIBOR plus 1 1/2%, or daily borrowing at the bank's prime rate or a mixture of the two. Debt outstanding at March 31, 2001, amounted to $2,000,000 and has been classified according to the repayment terms of this Agreement. The Agreement contains certain financial covenants relating to the maintenance of various financial ratios and restrictions on the payment of dividends by the Company.

    On July 1, 1999, the Company entered into a swap agreement expiring in April 2002 for an aggregate amount of $2,250,000 to limit the effect of increases in the interest rates on any floating rate debt. The swap agreement is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying amount. At March 31, 2001, $1,500,000 remained under this agreement. The effect of this agreement is to limit the interest rate exposure on the Company's debt to 6.2% plus 1 1/2% on $1,500,000 ($2,250,000 reduced by $750,000 every year after
July 1, 1999 until April 30, 2002).

NOTE E--INCOME TAXES

    The provision for income tax expense for the years ended March 31, 2001 and 2000 consists principally of state and local income taxes. Federal income tax expense in 2001 is due to the Company being subject to the alternative minimum tax. Federal income tax expense in 2001 and 2000 has been offset by the utilization of net operating loss carryforwards available to the Company.

                         ASTREX, INC. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

NOTE E--INCOME TAXES (CONTINUED)
    Total income tax (benefit)/expense for fiscal 2001 and 2000 differed from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

                                                          2001        2000
                                                        ---------   ---------
Computed "expected" tax (benefit) expense.............  $ 212,145   $ 165,979
State income taxes, net...............................     (7,207)     21,026
Other.................................................     (3,713)      4,369
Utilization of net operating loss carryforwards.......   (212,145)   (159,516)
Valuation allowance...................................   (200,000)         --
                                                        ---------   ---------
                                                        $(210,920)  $  31,858
                                                        =========   =========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2001 and 2000 are presented below:

                                                        2001          2000
                                                     -----------   -----------
Deferred tax assets
  Net operating loss and other carryforwards.......  $ 2,037,000   $ 2,229,000
  Inventory........................................      476,000       537,000
  Write-down of investment.........................       89,000        63,000
  Bad debts........................................       32,000        32,000
  Compensation and other...........................       74,000        53,000
                                                     -----------   -----------
    Total gross deferred tax assets................    2,708,000     2,914,000

Less valuation allowance...........................   (2,453,000)   (2,852,000)
                                                     -----------   -----------
                                                         255,000        62,000

Deferred tax liabilities
  Depreciation and other...........................      (55,000)      (62,000)
                                                     -----------   -----------
                                                     $   200,000   $        --
                                                     ===========   ===========

    In prior years, primarily due to competitive pricing pressures in the Company's industry and their potential impact on operating results, the Company did not believe that it was more likely than not that it would utilize its deferred tax assets. As a result, the Company had established a valuation allowance against its net deferred tax assets at March 31, 2000. As a result of favorable operations in two successive years, the Company recognized a deferred tax asset in the amount of $200,000 at March 31, 2001.

    At March 31, 2001, the Company has a net operating loss carryforward available for Federal income tax purposes of approximately $5,976,000, expiring through 2019. During 1992, the Company experienced an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, and
Section 383 of the Code. As a result of this event, the Company will be limited in its ability to use net operating loss carryforwards in future years (the annual limitation is $453,000). The

                         ASTREX, INC. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

NOTE E--INCOME TAXES (CONTINUED)
net operating loss carryforwards not subject to limitation amounted to approximately $3,563,000 at March 31, 2001.

NOTE F--RETIREMENT PLAN

    The Company has a defined contribution plan which is qualified under
Section 401(k) of the Internal Revenue Code. All regular full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of twenty-one. The Company currently matches employee contributions to the plan. In prior years the Company retained the right to make optional contributions. Employer contributions to the plan were approximately $11,540 for fiscal year 2001 and no contributions were made for fiscal 2000.

NOTE G--IMPAIRMENT OF ASSETS

    On July 20, 1998, the Company entered into an agreement with Enigma Energy Company, L.L.C. ("Enigma") and its members to purchase an 8% equity interest in Enigma with an option ("Option") to purchase the remaining equity interest at a later date. The purchase price for the 8% equity interest in Enigma and the Option was $300,000 ($225,000 attributed to the equity interest and $75,000 attributed to the Option). In order to fund this transaction, the Company privately placed 1,200,000 initially unregistered shares of the Company's common stock with its Chairman of the Board and his family at twenty-five cents per share for a total consideration of $300,000. The Private Placement Agreement provided in part that if the Company did not make a rights offering of registered shares on similar terms by November 1998, which it did not, then the Company would have the option of repurchasing those privately placed shares. In February 1999, the Board of Directors, without the participation of its Chairman, determined that it would not be in the best interest of the Company to exercise the repurchase option. On December 15, 1998, the Company determined, in light of Enigma's post-1998 drilling results and the depressed energy market, that it would not exercise the Option. As a consequence of this decision, the Company recognized an impairment charge of $232,500 for the fiscal year ended March 31, 1999.

    In October 1999, the equity holders of Enigma, including Astrex, optioned their respective equity interests to Comanche Energy Inc. ("Comanche"), a nonreporting public company. Astrex received 115,253 shares of Comanche common stock in consideration for the option and received an additional 268,925 shares for its entire equity interest upon final settlement of the agreement. No gain or loss was recognized on the exchange. At March 31, 2001, the Company reduced the carrying value of the Comanche common stock by $65,000. The Company's total cost investment in Comanche is approximately $25,000 at March 31, 2001.

NOTE H--SHAREHOLDERS' EQUITY

    In April 1996, the Company awarded 135,000 registered, forfeitable shares of the Company's common stock to nineteen employees, none of whom received more than 15,000 shares. Each employee's shares were subject to forfeiture in the event the employee ceased to be employed by the Company, for reasons other than death, prior to April 1, 2000. Pursuant to that forfeiture provision, 35,000 shares were forfeited (2,500, 30,000 and 2,500 in fiscal 2000, 1999 and 1998, respectively), and the remaining 100,000 shares vested at March 31, 2000. The fair value at the time of the April 1996

                         ASTREX, INC. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

NOTE H--SHAREHOLDERS' EQUITY (CONTINUED) grant of the shares has been amortized to selling, general and administrative expenses over the four-year vesting period. Amortization expense aggregated $610 in fiscal 2000.

    In fiscal 1997, the Company also purchased 913,586 shares of its common stock for $264,940 from one of its principal shareholders. These shares are being held as treasury shares.

    During the period of December 2000 through March 31, 2001, the Company purchased 145,500 shares of its common stock for $43,042 on the open market. These shares are being held as treasury shares.

    On June 29, 2000, the Board of Directors declared a dividend on the Company's common stock of one share of a new Series B Convertible Preferred Stock (the "Preferred Stock") for every three shares of common stock held as of July 7, 2000. On July 17, 2000, the Company issued 1,897,381 shares of Preferred Stock. The characteristics of the Series B Convertible Preferred Stock ("Preferred Stock") are definitively delineated in the "Astrex, Inc. Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock" ("Certificate"), which should be reviewed for a full and controlling description, but, in brief summary, the principal terms of the Preferred Stock are as follows:

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

    4. Subsequent to July 30, 2001, the Preferred Stock will be convertible at the option of the holder into common stock on a share-for-share basis.

    5. The Preferred Stock is subject to severe restrictions on transfer by sale or otherwise, as defined.

    Beginning July 31, 2001, holders of these preferred shares will have the option of converting shares of the Preferred Stock for an equal number of shares of Common Stock. The declaration of this dividend did not have any economic impact on the capital structure of the Company, and accordingly, the par value of the Preferred Stock aggregating 18,974 was recorded through a reduction in retained earnings. On June 29, 2000, the Company granted 40,000 registered, forfeitable shares of the Company's common stock, which were issued on July 5, 2000 to several employees. Each employee's shares are subject to forfeiture in the event the employee ceases to be employed by the Company, for reasons other than death, prior to June 30, 2002. On the date of grant, the Company recorded deferred compensation aggregating $16,500 which is based on the unadjusted quoted market price of the Company's common stock at the date of grant. Such deferred compensation will be charged to compensation expense ratably over the two-year vesting period.

    On June 29, 2000, the Company granted 20,000 shares of the Company's common stock to the President to be issued on July 5, 2000. The issuance of these shares is contingent upon the President satisfying certain requirements. On the date of grant, the Company recorded deferred compensation aggregating $8,250 which is based on the unadjusted quoted market price of the Company's common

                         ASTREX, INC. AND SUBSIDIARIES

                            MARCH 31, 2001 AND 2000

NOTE H--SHAREHOLDERS' EQUITY (CONTINUED) stock at the date of grant. This charge will be amortized to compensation expense over the one-year vesting period and will be adjusted for increases and decreases in the unadjusted quoted market price of the Company's common stock until such requirments are satisfied.

    On June 29, 2000, the Company granted 5,000 shares of the Company's common stock to a non-employee. The shares vested immediately at the date of grant. For the three months ended June 30, 2000, the Company recorded a charge to operations of $2,063 representing the fair market value of these shares on the date of grant.

NOTE I--CAPITAL LEASES

    The Company completed payments on its computer and telephone equipment capital leases during the fiscal year ended March 31, 2001. The Company has no minimum future obligations under these or any other capital leases.

NOTE J--COMMITMENTS

    LEASES

    The Company is obligated under noncancellable operating leases covering office facilities and equipment through 2004. At March 31, 2001, minimum annual future rental commitments under these leases are as follows:

FISCAL YEAR ENDING MARCH 31,
----------------------------
  2002......................................................  $ 52,305
  2003......................................................    32,249
  2004......................................................    21,499
                                                              --------
                                                              $106,053
                                                              ========

    Rent expense (for leased property and equipment) included in selling, general and administrative expenses for the years ended March 31, 2001 and 2000 was $91,394 and $97,575, respectively.

    PRESIDENT'S COMPENSATION PLAN

    For the fiscal year ended March 31, 2001, the President is entitled to receive a bonus equal to 25% of the Company's pretax net income, before such bonus accrual, above $265,000 adjusted for certain income and expense items as defined. In fiscal 2001, the President earned a bonus of $177,260 under this plan.

NOTE K--EXPORT SALES

    Export sales were $2,281,000 and $1,790,000 in 2001 and 2000, respectively, representing an aggregate of 12% and 11% of the Company's net sales in 2001 and 2000, respectively.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 27, 2001                                        ASTREX, INC.
                                                            (Registrant)

                                                            by             /s/ MICHAEL MCGUIRE
                                                                 ---------------------------------------
                                                                        Michael McGuire, PRESIDENT
                                                                       AND CHIEF EXECUTIVE OFFICER
                                                                      (PRINCIPAL EXECUTIVE OFFICER)

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             /s/ JOHN C. LORING                               /s/ MICHAEL MCGUIRE
--------------------------------------------     --------------------------------------------
       John C. Loring, CHAIRMAN OF THE                    Michael McGuire, DIRECTOR,
             BOARD AND DIRECTOR

Dated: June 27, 2001                             Dated: June 27, 2001

              /s/ HOWARD AMSTER                               /s/ MARK SCHINDLER
--------------------------------------------     --------------------------------------------
           Howard Amster, DIRECTOR                         Mark Schindler, DIRECTOR

Dated: June 27, 2001                             Dated: June 27, 2001

             /s/ DAVID S. ZLATIN                             /s/ LORI A. SARNATARO
--------------------------------------------     --------------------------------------------
          David S. Zlatin, DIRECTOR                 Lori A. Sarnataro, CFO, EXECUTIVE VICE
                                                      PRESIDENT, TREASURER AND SECRETARY
                                                 (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Dated: June 27, 2001                             Dated: June 27, 2001