Form 10QSB
period 2001-06-30
ASTREX INC
filed 2001-08-14
CIK 8038

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended             June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________

Commission file number  1-4530

ASTREX, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	13-1930803
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

205 Express Street, Plainview, New York 11803
(Address of principal executive offices)

(516) 433-1700
(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check  whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of July 30, 2001 common shares outstanding were  5,531,277 (does not include Convertible Preferred Stock).

ASTREX, INC.

INDEX

PART I - Financial Information

ASTREX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2001	March 31, 2001
	(Unaudited)

	(000's) Omitted
Current Assets:
Cash and cash equivalents	$27	$11

Accounts receivable (net of allowance for doubtful accounts of $87 at June 30, 2001 and $79 at March 31, 2001)

	2,568	2,451

Inventory	5,185	5,310

Prepaid expenses and other current assets	194	61
Deferred tax asset	200	200

Total current assets	8,174	8,033

Property, plant and equipment at cost (net of accumulated depreciation of $634 at June 30, 2001 and $618 at March 31, 2001)

	695	701
Other long-term assets	93	88

Total Assets	$8,962	$8,822

Current Liabilities:
Accounts payable	1,521	1,567
Accrued liabilities	617	794

Total current liabilities	2,138	2,361

Long-term debt	2,180	2,000

Shareholders' Equity:
Preferred Stock, Series A - issued, none	-	-
Convertible Preferred Stock, Series B - $.01 par value; authorized, 10,000,000; 1,897,381 shares issued and outstanding at June 30, 2001 and March 31, 2001 (liquidation preference of $.25 a share)

	19	19
Common Stock - par value $.01 par value; authorized, 15,000,000 shares; issued, 6,605,363 at June 30, 2001 and at March 31,2001

	66	66
Additional paid-in capital	3,928	3,928
Retained earnings	952	767
Deferred compensation	(8)	(11)
Treasury stock, at cost (1,074,086 shares at June 30, 2001 and 1,059,086 shares at March 31, 2001)
	(313)	(308)

Total shareholders' equity	4,644	4,461

Total liabilities and shareholders' equity	$8,962	$8,822

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED

	JUNE 30,
	2001	2000

	(000's) Omitted

Net sales	$5,157	$4,567
Cost of sales	3,974	3,542

Gross profit	1,183	1,025

Selling, general and
administrative expenses	954	829

Income from operations	229	196

Interest expense	39	43

Income before provision
for income taxes	190	153

Provision for income taxes	6	0

Net income	$184	$153

Per share data for the three months ended June 30, 2001 and 2000 are as follows:

Weighted average common shares and
common equivalent shares outstanding:
Basic	5,471,552	5,626,777

Diluted	7,433,933	5,628,206

Net income per share:
Basic	$0.03	$0.03

Diluted	$0.02	$0.03

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,
	2001	2000

	(000's) Omitted

Cash Flows From Operating Activities:

Net income	$184	$153

Adjustments to reconcile net income to net
cash (used in) operating activities:
Depreciation and amortization	16	24
Amortization of deferred stock compensation	4	-
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable, net	(117)	274
Increase in prepaid expenses and other current assets	(133)	(111)
Decrease in inventory	125	49
Increase in non-current assets	(8)	-
Decrease in accounts payable	(46)	(370)
Decrease in accrued liabilities	(177)	(56)

Net cash (used in) operating activities	(152)	(37)

Cash flows used in investing activities:
Capital expenditures	(10)	(9)

Net cash (used in) investing activities	(10)	(9)

Cash flows from financing activities:
Purchase of Treasury Stock	(5)	-
Deferred financing costs	3	3
Principal payments under capital lease obligations	-	(12)
Proceeds from loans payable, net	180	-

Net cash provided by/(used in) financing activities	178	(9)

Net change in cash and cash equivalents	16	(55)

Cash and cash equivalents - beginning of period	11	57

Cash and cash equivalents - end of period	$27	$2

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2001 and the consolidated statements of income and the statement of cash flows for the three months ended June 30, 2001 and 2000 and the statement of cash flows for the three months ended June 30, 2001 and 2000, have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended March 31, 2001 filed by the Company.  The results of operations for the periods ended June 31, 2001 and 2000 are not necessarily indicative of the operating results for the respective full years.

NOTE B – EARNINGS PER COMMON SHARE

The following table sets forth the reconciliation of the weighted average number of common shares:

	Three months ended
	June 30,

	2001	2000
	(Unaudited)	(Unaudited)

Basic	5,471,552	5,626,777
Effect of Series B Convertible Preferred Stock	1,897,381
Effect of dilutive securities (non- vested restricted stock)	65,000	1,429

Diluted	7,433,933	5,628,206

NOTE C  - SHAREHOLDERS’ EQUITY

During the first quarter of fiscal year ended March 31, 2002, the Company purchased 15,000 shares of its stock on the open market.  These shares were recorded as treasury stock at their aggregate cost of approximately $5,000.  In fiscal year ended March 31, 2001, the Company purchased 145,500 shares of its common stock for $43,042 on the open market.  These shares are being held as treasury shares.

ASTREX, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

             Net income for the three months ended June 30, 2001 was approximately $184,000, an increase of $31,000 or 20% from the same three month period last fiscal year.  This increase is principally the result of higher sales volume.

             Sales increased by approximately $590,000 or 13%, for the three months ended June 30, 2001, from the comparable three month period in 2000. To a significant extent "Sales" reflect shipping of past confirmed orders (i.e. "backlog") as opposed to placement of orders during the quarter (i.e. "bookings"). During the quarter ended June 30, 2001 backlog increased approximately 7% with confirmed but unshipped orders at June 30, 2001 of approximately $4,496,000 as compared to approximately $4,220,000 at June 30, 2000. Bookings for the quarter ended June 30, 2001 were basically even as compared to the comparable quarter in 2000, $4,679,000 compared to $4,721,000, but with some slippage toward the end of the quarter ended June 30, 2001 which has continued into the quarter ended September 30, 2001.

             The Company’s gross margin remained relatively constant at 22.9% for three months ended June 30, 2001 as compared to 22.4% for the same period last fiscal year.

             Selling, general and administrative expenses increased by approximately $125,000, or 15%, for the three months ended June 30, 2001 from the comparable previous three month period in 2000. This increase was primarily the result of advertising, salary, bonus, commission and employee benefit related expenses.

             Interest expense decreased by approximately $4,000 for the three months ended June 30, 2001, from the previous comparable three month period in 2000 due to a reduction in interest rates.

             The provision for income taxes for the three months ended June 30, 2001 consists principally of state and local taxes. The Company did not record a provision for income tax expense for the three months ended June 30, 2000 based on the recognition of certain tax benefits available to the Company.

ASTREX, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company utilized approximately $152,000 in cash from its operating activities for the three months ended June 30, 2001.  At June 30, 2001, the Company had working capital of $6,036,000 and its stockholders’ equity was $4,644,000.  The Company believes that its present working capital, cash generated from operations and amounts available under the loan agreement will be sufficient to meet its cash needs during the next year. The Company's principal credit facility is a line of credit and a term loan from the same bank lender (“Line”).  The Line is secured by substantially all of the Company's assets including a mortgage on the 205 Express Street property.  The term of the Line runs to April 30, 2002.  Borrowings under the line of credit portion of the Line, are based on the Company’s inventory and receivables. On June 30, 2001, the Company owed $2,180,000 on the Line. The Company’s relationship with its secured lender is satisfactory and the Company believes that the lending arrangement will be adequate for the foreseeable future.

CAUTIONARY LANGUAGE REGUARDING FORWARD LOOKING STATEMENTS

When used herein, the words “believe,” “anticipate,” “think,” “intend,” “will be,” “expect” and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act  of 1995.  Such statements are not guarantees of future performance and involve certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements.  Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof.  Readers are also urged carefully to review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including, without limitation, the disclosures made in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of  Operation.”

PART II - OTHER INFORMATION

Item 2.  Changes in Securities.

             none

Item 4.  Submission of Matters to a Vote of Security Holders.

             none

Item 5.  Other Information

In the three months ended June 30, 2001, the Company purchased 15,000 shares of its stock  on the open market.  These shares were recorded as treasury stock at their aggregate cost of approximately $5,000.

Item 6.   Exhibits and Reports on Form 8–K.

             none

(A)         Exhibits

Exhibit	Description	Previously Filed and Incorporated by reference or Filed Herewith
3 (a)	Certificate of Incorporation of Astrex, Inc., as amended (a Delaware corporation)	Filed as Exhibit 3(a) to the Form 10-QSB of the Company for the quarter ended September 30, 1997
3 (b)	By-Laws of Astrex, Inc., as amended	Filed as Exhibit 3(b) to the Form 10-QSB of the Company for the quarter ended September 30, 1996
4	Astrex, Inc. Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	Filed as Exhibit 4 to the Form 10-QSB of the Company for the quarter ended June 30, 2000

(B)        Reports on Form 8-K:

             None

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.

ASTREX, INC.

Date: August 10, 2001	By: s/ Michael McGuire
Michael McGuire
Director, President and
Chief Executive Officer

CHIEF FINANCIAL OFFICER
OF ASTREX, INC.

Date: August 10, 2001	By: s/ Lori A. Sarnataro
Lori A. Sarnataro
Chief Financial Officer, Executive Vice President, Treasurer, and Secretary