Form 10QSB
period 2001-09-30
ASTREX INC
filed 2001-11-13
CIK 8038

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of November 1, 2001 common shares outstanding were  5,701,434.

ASTREX, INC.

PART I - Financial Information

ASTREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2001	March 31, 2001
	(Unaudited)
	(000's) Omitted, except share data
Current Assets:
Cash and cash equivalents	$48	$11

Accounts receivable (net of allowance for doubtful accounts of $99 at June 30, 2001 and $79 at March 31, 2001)	2,005	2,451

Inventory	5,203	5,310

Prepaid expenses and other current assets	108	61
Deferred tax asset	200	200

Total current assets	7,564	8,033

Property, plant and equipment at cost (net of accumulated depreciation of $651 at September 30, 2001 and $618 at March 31, 2001)	714	701
Other long-term assets	87	88

Total Assets	$8,365	$8,822

Current Liabilities:
Accounts payable	921	1,567
Accrued liabilities	573	794

Total current liabilities	1,494	2,361

Long-term debt	2,070	2,000

Shareholders' Equity:
Preferred Stock, Series A - issued, none	-	-
Convertible Preferred Stock, Series B - $.01 par value; authorized, 10,000,000; 1,741,499 shares issued and outstanding at September 30, 2001 and 1,897,381 shares issued and outstanding at March 31, 2001 (liquidation preference of $.25 a share)	17	19
Common Stock - par value $.01 par value; authorized, 15,000,000 shares; issued, 6,761,245 at September 30 , 2001 and 6,605,363 at March 31,2001	68	66
Additional paid-in capital	3,928	3,928
Retained earnings	1,106	767
Deferred compensation	(5)	(11)
Treasury stock, at cost (1,074,086 shares at September 30, 2001and 1,059,086 shares at March 31, 2001)	(313)	(308)

Total shareholders' equity	4,801	4,461

Total liabilities and shareholders' equity	$8,365	$8,822

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2001	2000	2001	2000
	(000's) Omitted		(000's) Omitted

Net sales	$9,629	$9,126	$4,472	$4,612
Cost of sales	7,406	7,086	3,432	3,569

Gross profit	2,223	2,040	1,040	1,043

Selling, general and administrative expenses	1,798	1,643	844	842

Income from operations	425	397	196	201

Interest expense	70	84	31	41

Income before provision for income taxes	355	313	165	160

Provision for income taxes	16	-	10	-

Net income	$339	$313	$155	$160

Per share data for the six and three months ended September 30, 2001 and 2000 are as follows:

Weighted average common shares and common equivalent shares outstanding:

Basic	5,502,397	5,626,777	5,538,124	5,626,777
Diluted	7,428,658	6,446,017	7,428,658	7,256,353

Net income per share:

Basic	$0.06	$0.06	$0.03	$0.03
Diluted	$0.05	$0.05	$0.02	$0.02

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE SIX MONTHS ENDED SEPTEMBER 30,
	2001	2000
	(000's) Omitted	(000's) Omitted

Cash Flows From Operating Activities:

Net income	$339	$313

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	49
Amortization of deferred stock compensation	6	6
Changes in assets and liabilities:
Decrease in accounts receivable, net	446	46
Increase in prepaid expenses and other current assets	(47)	(55)
Decrease in inventory	107	68
Increase in non-current assets	(5)	-
Decrease in accounts payable	(646)	(163)
Decrease in accrued liabilities	(221)	(14)

Net cash provided by operating activities	12	250

Cash flows used in investing activities:
Capital expenditures	(46)	(37)

Net cash used in investing activities	(46)	(37)

Cash flows from financing activities:
Purchase of Treasury Stock	(5)	-
Deferred financing costs	6	6
Principal payments under capital lease obligations	-	(24)
Payments/(proceeds) under loans payable, net	70	(250)

Net cash provided by/(used in) financing activities	71	(268)

Net change in cash and cash equivalents	37	(55)

Cash and cash equivalents - beginning of period	11	57

Cash and cash equivalents - end of period	$48	$2

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2001 and the consolidated statements of income for the six months and three months ended September 30, 2001 and 2000 and the statement of cash flows for the six months ended September 30, 2001 and 2000, have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended March 31, 2001 filed by the Company.  The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the respective full years.

NOTE B – EARNINGS PER COMMON SHARE

The following table sets forth the reconciliation of the weighted average number of common shares:

	Six months ended September 30,
	2001	2000
	(Unaudited)	(Unaudited)
Basic	5,502,397	5,626,777
Effect of Series B Convertible Preferred Stock	1,867,928	787,983
Effect of dilutive securities (non-vested restricted stock)	58,333	31,257
Diluted	7,428,658	6,446,017

	Three months ended September 30,
	2001	2000
	(Unaudited)	(Unaudited)
Basic	5,538,124	5,626,777
Effect of Series B Convertible Preferred Stock	1,838,795	1,567,402
Effect of dilutive securities (non-vested restricted stock)	51,739	62,174
Diluted	7,428,658	7,256,353

NOTE C  - SHAREHOLDERS’ EQUITY

During the first quarter of the fiscal year ended March 31, 2002, the Company purchased 15,000 shares of its stock on the open market.  These shares were recorded as treasury stock at their aggregate cost of approximately $5,000.  During the fiscal year ended March 31, 2001, the Company purchased 145,500 shares of its common stock for $43,042 on the open market.  These shares are being held as treasury shares.

On August 1, 2001, 20,000 shares of the Company’s common stock which were granted to to the President on July 31, 2000, became fully vested.  During the period August 1, 2001 through September 30, 2001, 155,882 shares of the Company’s Series B Convertible Preferred Stock were converted into the Company’s common stock.

ASTREX, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

                Net income for the six months ended September 30, 2001 was approximately $339,000, an increase of $26,000 from the same six month period last fiscal year. Net income for the three months ended September 30, 2001 was approximately $155,000, a decrease of $5,000 or 3.1% from the same three month period last fiscal year.  The increase for the six month period ended September 30, 2001 is primarily the result of higher sales volume in the first quarter of this year as compared to the first quarter of last year.  The decrease in the three month period is primarily the result of a decrease in sales volume for the three month period ended September 30, 2001 as compared to the same three month period last year.

                Sales increased by approximately $503,000 or 5.5%, for the six months ended September 30, 2001, from the comparable six month period in 2000.  Sales decreased by approximately $140,000 or 3%, for the three months ended September 30, 2001, from the comparable three month period in 2000. To a significant extent "Sales" reflect shipping of past confirmed orders (i.e. "backlog") as opposed to placement of orders during the quarter (i.e. "bookings"). During the quarter ended September 30, 2001, backlog decreased 5% with confirmed but unshipped orders at October 1, 2001 of approximately $4,191,000 as compared to approximately $4,404,000 on October 1, 2000.  ( In October 2001, the Company further adjusted backlog downward by approximately $275,000 (or approximately, an additional 7%) to reserve against possible future order cancellations by customers.)  Bookings for the quarter ended September 30, 2001, were approximately $4,165,000 as compared to approximately $4,840,000 for the quarter ended September 30, 2000, or a decrease of approximately 14%.  The weakness in current order activity reflected by these numbers has continued into the month of October, 2001.  The Company attributes these weakening numbers to the overall weakness in the national economy, however, in light of the national economy as well as the indicated performances of competitors, overall the Company is pleased with the results of its second quarter ended September 30, 2001.

                The Company’s gross margin remained relatively constant for both the six month and three month periods ending September 30, 2001 as compared to the same six month period last year. Gross margin was 23.1% for six months ended September 30, 2001 as compared to 22.4% for the same six month period last fiscal year and 23.3% for three months ended September 30, 2001 as compared to 22.6% for the same three month period last fiscal year.

                Selling, general and administrative expenses increased by approximately $155,000, or 9.4%, for the six months ended September 30, 2001 from the comparable previous six month period in 2000 and increased $2,000 for the three month period ended September 30, 2001 as compared to the same three month period last year.  This increase was primarily the result of increases in advertising, salary, bonus, commission and employee benefit related expenses.

                Interest expense decreased by approximately $14,000 for the six months and $10,000 for the three months ended September 30, 2001, from the previous comparable six and three month period in 2000 due to a reduction in interest rates and borrowing.

                The provision for income taxes for the six months and three months ended September 30, 2001 consists principally of state and local taxes. The Company did not record a provision for income tax expense for the six month and three months ended September 30, 2000 based on the recognition of certain tax benefits available to the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated approximately $12,000 in cash from its operating activities for the six months ended September 30, 2001.  At September 30, 2001, the Company had working capital of $6,070,000 and its stockholders’ equity was $4,801,000.  The Company believes that its present working capital, cash generated from operations and amounts available under the loan agreement will be sufficient to meet its cash needs during the next year. The Company's principal credit facility is a line of credit and a term loan from the same bank lender (“Line”).  The Line is secured by substantially all of the Company's assets including a mortgage on the 205 Express Street property.  The term of the Line runs to April 30, 2002.  Borrowings under the line of credit portion of the Line, are based on the Company’s inventory and receivables. On September 30, 2001, the Company owed $2,070,000 on the Line. The Company’s relationship with its secured lender is satisfactory and the Company believes that the lending arrangement will be adequate for the foreseeable future.  The Company is currently renegotiating its current line of credit and intends to enter into a new facility agreement before April 30, 2002.

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

PART II - OTHER INFORMATION

Item 2.    Changes in Securities.

                None

Item 4.    Submission of Matters to a Vote of Security Holders.

                At the September 11, 2001 Annual Meeting of the Company for the fiscal year ended March 31, 2001, Mr. Mark Schindler and David S. Zlatin were elected as a Class II directors for a term of three years and until a successor is elected and shall have been qualified to so serve.  The other Astrex directors are, Howard Amster, John C. Loring, and Michael McGuire. The voting tally at the meeting was as follows:

Mr.Mark Schindler	For	Against	Abstain & Broker Nonvotes
Common votes	4,929,425	17,985	0
Preferred votes	13,664,220	53,868	0

Mr.David S. Zlatin	For	Against	Abstain & Broker Nonvotes
Common votes	4,929,836	17,574	0
Preferred votes	13,663,968	54,120	0

Item 5.    Other Information

In the three months ended June 30, 2001, the Company purchased 15,000 shares of its stock  on the open market.  These shares were recorded as treasury stock at their aggregate cost of approximately $5,000.

During the second quarter of fiscal year ended March 31, 2002, 155,882 shares of the Company’s Series B Convertible Preferred Stock have been converted to the Company’s common stock.

On September 10, 2001 FMR filed an amendment with the SEC to its previously filed Schedule 13G, reporting that it now holds no common or preferred stock of Astrex, Inc.  In its last previous filing dated August 3, 1994, FMR reported holding 565,723 shares of Astrex, Inc. common stock.  On August 14, 2001,  Herzog, Heine, Geduld, Inc. filed an amendedment with the SEC to its previously filed Schedule 13G, reporting that it now holds 1,838 shares of Astrex, Inc. shares of common stock.  In its last previous filing dated August 31, 1994, Herzog, Heine, Geduld, Inc. reported holding 590,723 shares of Astrex, Inc. common stock.

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

ASTREX, INC.

Date:	November 9, 2001	By:	s/ Michael McGuire
Michael McGuire
Director, President and Chief Executive Officer

CHIEF FINANCIAL OFFICER OF ASTREX, INC.

Date:	November 9, 2001	By:	s/ Lori A. Sarnataro
Lori A. Sarnataro
Chief Financial Officer, Executive Vice President, Treasurer, and Secretary