Form 10QSB
period 2001-12-31
ASTREX INC
filed 2002-02-14
CIK 8038

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2001

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

205 Express Street
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of February 1, 2002 common shares outstanding were  5,669,751.

ASTREX, INC.

PART I - Financial Information

ASTREX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2001	March 31, 2001
	(Unaudited)
	(000's) Omitted, except share data
Current Assets:
Cash and cash equivalents	$198	$8
Accounts receivable (net of allowance for doubtful accounts of $96 at December 31, 2001 and $72 at March 31, 2001)	1,473	2,321
Inventory	4,933	5,058
Prepaid expenses and othercurrent assets	82	59
Net assets from discontinued operation (Note B)		311
Deferred tax asset	200	200

Total current assets	6,886	7,957

Property, plant and equipment at cost (net of accumulated depreciation of $669 at December 31, 2001 and $618 at March 31, 2001)	703	701
Other long-term assets	82	88

Total Assets	$7,671	$8,746

Current Liabilities:
Accounts payable	616	1,504
Accrued liabilities	594	781

Total current liabilities	1,210	2,285

Long-term debt	1,900	2,000

Shareholders' Equity:
Preferred Stock, Series A - issued, none	-	-
Convertible Preferred Stock, Series B - $.01 par value; authorized, 10,000,000; 1,706,596 shares issued and outstanding at December 31, 2001 and 1,897,381 shares issued and outstanding at March 31, 2001 (liquidation preference of $.25 a share)	17	19
Common Stock - par value $.01 par value; authorized,15,000,000 shares; issued, 6,796,148 at December 31 , 2001 and 6,605,363 at March 31,2001	68	66
Additional paid-in capital	3,928	3,928
Retained earnings	877	767
Deferred compensation	(3)	(11)
Treasury stock, at cost (1,127,086 shares at December 31, 2001and 1,059,086 shares at March 31, 2001)	(326)	(308)

Total shareholders' equity	4,561	4,461

Total liabilities and shareholders' equity	$7,671	$8,746

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2001	2000	2001	2000
	(000's) Omitted		(000's) Omitted
Net sales	$12,601	$12,870	$3,508	$4,360
Cost of sales	9,775	10,053	2,736	3,388

Gross profit	2,826	2,817	772	972

Selling, general andadministrative expenses	2,254	2,144	690	733

Income from operations	572	673	82	239

Interest expense	95	121	25	37

Income from continuing operations before provision for income taxes	477	552	57	202

Provision for income taxes	21	-	6	-

Net income from continuing operations	$456	$552	$51	$202

Discontinued operations:
Net loss from discontinued operations, net of taxes (Note B)	$(80)	$(50)	$(14)	$(13)
Net loss from disposal (Note B)	$(265)	$0	$(265)	$0

Net income(loss)	$111	$502	$(228)	$189

Per share data for the nine and three months ended December 31, 2001 and 2000 are as follows:

Weighted average common shares and common equivalent shares outstanding:

Basic	5,547,880	5,624,081	5,635,037	5,618,717
Diluted	7,418,509	6,825,754	7,395,006	7,581,098

Net income per share:
Basic
Net income from continuing operations	$0.08	$0.10	$0.01	$0.04
Net loss from discontinued operations	$(0.01)	$(0.01)	$(0.00)	$(0.00)
Net loss from disposal of discontinued operations	$(0.05)	$0.00	$(0.05)	$0.00
Net income(loss) per share	$0.02	$0.09	$(0.04)	$0.04

Diluted
Net income from continuing operations	$0.06	$0.08	$0.01	$0.03
Net loss from discontinued operations	$(0.01)	$(0.01)	$(0.00)	$(0.00)
Net loss from disposal of discontinued operations	$(0.04)	$0.00	$(0.04)	$0.00
Net income(loss) per share	$0.01	$0.07	$(0.03)	$0.03

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE NINE MONTHS ENDED DECEMBER 31,
	2001	2000
	(000's) Omitted	(000's) Omitted
Cash Flows From Operating Activities:
Net income from Continuing Operations	$456	$552
Adjustments to reconcile net income to netcash provided by operating activities:
Depreciation and amortization	52	74
Amortization of deferred stock compensation	8	10
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	848	(78)
Decrease (increase) in inventory	125	(729)
Increase in prepaid expenses and othercurrent assets	(23)	(50)
(Decrease) increase in accounts payable	(888)	197
(Decrease) increase in accrued liabilities	(187)	256

Net cash provided by continuing operations	391	232
Net operating activities from discontinued operations	(35)	(45)
Net cash provided by operating activities	356	187

Cash flows used in investing activities:
Capital expenditures	(54)	(57)

Net cash used in investing activities	(54)	(57)

Cash flows from financing activities:
Purchase of Treasury Stock	(18)	(25)
Deferred financing costs	6	8
Principal payments under capital lease obligations	-	(28)
Payments/(proceeds) under loans payable, net	(100)	(135)

Net cash used in financing activities	(112)	(180)

Net change in cash and cash equivalents	190	(50)

Cash and cash equivalents - beginning of period	8	57

Cash and cash equivalents - end of period	$198	$7

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of December 31, 2001 and the consolidated statements of income for the nine months and three months ended December 31, 2001 and 2000 and the statement of cash flows for the nine months ended December 31, 2001 and 2000, have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended March 31, 2001 filed by the Company.  The results of operations for the periods ended December 31, 2001 and 2000 are not necessarily indicative of the operating results for the respective full years.

NOTE B — DISCONTINUED OPERATIONS

On November 1, 2001, the measurment date, the Company approved a plan to close TF Cushing, Inc., (TF Cushing) a wholly owned subsidiary of the Company.  The decision was made based on TF Cushing’s declining sales over the past several years, and the Company’s opinion that a return to profitability was unlikely. The Company also felt that TF Cushing’s customer base, supplier base, and business focus (MRO vs OEM) were significantly different from the Company’s core business and therefore not easily integrated into the Company’s core operations. The Company recognized a loss for the period ended December 31, 2001 from discontinued operations of approximately $80,000 (net of state net worth tax of $1,400) for the seven months up to the measurement date.  The Company recognized a loss from disposal of its discontinued operations of approximately $265,000 from the measurement date to December 31, 2001.  The loss on disposal includes operating losses from the measurement date of approximately $44,000, loss on disposal of inventory of approximately $70,000 and estimates for further impairment of inventory caused by the disposal decision of $100,000.

The remainder of the disposal loss includes liabilities for severance and estimates for miscellaneous expenses related to the disposal of its TF Cushing subsidiary.  The Company has retained TF Cushing’s remaining assets and assumed its liabilities at December 31, 2001, consisting of net accounts receivable of approximately $44,000, net inventory of approximately $15,000 and liabilities of approximately $59,000. There were no net assets for the TF Cushing subsidiary at December 31, 2001 and approximately $311,000 at March 31, 2001.  For the nine months and three months ended December 31, 2000, the loss from discontinued operations was approximately $50,000 and $13,000, respectively.

NOTE C — EARNINGS PER COMMON SHARE

The following table sets forth the reconciliation of the weighted average number of common shares:

	Nine months ended
	December 31,
	2001	2000
	(Unaudited)	(Unaudited)
Basic	5,547,880	5,624,081

Effect of series B convertible preferred stock	1,816,756	1,159,127
Effect of dilutive securities (non-vested restricted stock)	53,873	42,546
Diluted	7,418,509	6,825,754

	Three months ended
	December 31,
	2001	2000
	(Unaudited)	(Unaudited)
Basic	5,635,037	5,618,717

Effect of series B convertible preferred stock	1,714,969	1,897,381
Effect of dilutive securities (non-vested restricted stock)	45,000	65,000
Diluted	7,395,006	7,581,098

NOTE C  — SHAREHOLDERS’ EQUITY

During the nine months ended December 31, 2001, the Company purchased 68,000 shares of its stock on the open market.  These shares were recorded as treasury stock at their aggregate cost of approximately $18,500.  During the fiscal year ended March 31, 2001, the Company purchased 145,500 shares of its common stock for approximately $43,000 on the open market.  These shares are being held as treasury shares.

On August 1, 2001, 20,000 shares of the Company’s common stock which were granted to to the President on July 31, 2000, became fully vested.  During the period August 1, 2001 through December 31, 2001, 190,785 shares of the Company’s Series B Convertible Preferred Stock were converted into the Company’s common stock.

ASTREX, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

                During the quarter ending December 31, 2001 the Company approved and implemented a plan to close its wholly owned subsidiary, TF Cushing. TF Cushing had operated as a separate Maintenance Repair Organization (“MRO”) distributor of electronic, electrical, and industrial supplies, with a customer base, supplier base and business focus (MRO vs Original Equipment Manufacturer (“OEM”)),  significantly different from the Company’s core business. Based on several years of declining sales, the potential loss of two key franchises, the Company’s opinion that a return to profitability was extremely unlikley, and the Company’s opinion that TF Cushing’s business could not be efficiently integrated into its core business, the decision was made to discontinue operations.

                The following discussion of results of operations is from continuing operations and exclusive of the Company’s TF Cushing subsidiary.

                Net income from continuing operations for the nine months ended December 31, 2001 was approximately $456,000, a decrease of $96,000 or 17% from the same nine month period last fiscal year. Net income from continuing operations for the three months ended December 31, 2001 was approximately $51,000, a decrease of $151,000 or 75% from the same three month period last fiscal year.  The decrease for the nine month period ended December 31, 2001 is primarily the result of lower sales volume in the third quarter of this year as compared to the third quarter of last year offset by increases in sales for the first six months of this year.  The decrease in the three month period is primarily the result of a decrease in sales volume for the three month period ended December 31, 2001 as compared to the same three month period last year.

                Sales decreased by approximately $269,000 or 2%, for the nine months ended December 31, 2001, from the comparable nine month period in 2000.  Sales decreased for the three months ended December 31, 2001, from the comparable three month period in 2000, by approximately $852,000 or 20%. During the quarter ended December 31, 2001, backlog decreased with confirmed but unshipped orders at January 1, 2002 of approximately $3,527,000 as compared to approximately $4,376,000 on January 1, 2001, a decrease of approximately 19%.  Bookings for the quarter ended December 31, 2001, were approximately $3,248,000 as compared to approximately $4,745,000 for the quarter ended December 31, 2000, or a decrease of approximately 32%.  The Company attributes these weakening numbers to the overall weakness in the national economy, and the much publicized decline in the overall global electronics market.

                The Company’s gross margin remained constant at 22% for both the nine month and three month periods ending December 31, 2001 as compared to the same nine month period last year.

                Selling, general and administrative expenses increased by approximately $110,000, or 5%, for the nine months ended December 31, 2001 from the comparable previous nine month period in 2000 and decreased $43,000 or 6% for the three month period ended December 31, 2001 as compared to the same three month period last year.  The increase for the nine month period was primarily the result of increases in advertising, salary, bonus, commission and employee benefit related expenses.   The decrease for the three month period is primarily the result of reductions in direct sales related expenses such as bonuses, and commissions.

                Interest expense decreased by approximately $26,000 or 22% for the nine months and $12,000 or 32% for the three months ended December 31, 2001, from the previous comparable nine and three month period in 2000 due to a reduction in outstanding principal balances and interest rates.

                The provision for income taxes for the nine months and three months ended December 31, 2001 consists principally of state and local taxes. The Company did not record a provision for income tax expense for the nine month and three months ended December 31, 2000 based on the recognition of certain tax benefits available to the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated approximately $356,000 in cash from its operating activities for the nine months ended December 31, 2001.  At December 31, 2001, the Company had working capital of $5,676,000 and its stockholders’ equity was $4,561,000.  The Company believes that its present working capital, cash generated from operations and amounts available under the loan agreement will be sufficient to meet its cash needs during the next year. The Company’s principal credit facility is a line of credit and a term loan from a bank (“Line”).  The Line is secured by substantially all of the Company’s assets including a mortgage on the 205 Express Street property.  The term of the Line runs to April 30, 2002.  Borrowings under the line of credit portion of the Line, are based on the Company’s eligible inventory and receivables, as defined. On December 31, 2001, the Company owed $1,900,000 on the Line. The Company’s relationship with its secured lender is satisfactory and the Company believes that the lending arrangement will be adequate for the foreseeable future.  The Company is currently renegotiating its current line of credit and intends to enter into a new facility agreement before April 30, 2002.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and use of proceeds.

        None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders.

                None

Item 5.  Other Information

In the nine months ended December 31, 2001, the Company purchased 68,000 shares of its stock  on the open market.  These shares were recorded as treasury stock at their aggregate cost of approximately $18,500.

During the second and third quarter of fiscal year ended March 31, 2002, 190,785 shares of the Company’s Series B Convertible Preferred Stock have been converted to the Company’s common stock.

Item 6.   Exhibits and Reports on Form 8–K.

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

ASTREX, INC.

Date:	February 14, 2002	By:	s/ Michael McGuire
Michael McGuire
Director, President and
Chief Executive Officer

CHIEF FINANCIAL OFFICER
OF ASTREX, INC.

Date:	February 14, 2002	By:	s/ Lori A. Sarnataro
Lori A. Sarnataro
Chief Financial Officer, Executive Vice President,
Treasurer, and Secretary