Form 10KSB
period 2002-03-31
ASTREX INC
filed 2002-07-01
CIK 8038

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

Commission file number 1-4530

ASTREX, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	13-1930803
(State of incorporation)	(IRS Employer Identification No.)

205 Express Street, Plainview, New York 11803
(Address of principal executive offices) (Zip Code)

516 - 433-1700
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:  None

SECURITIES REGISTERED PURSUANT TO 12 (g) OF THE ACT:

Common Stock, $.01 Par Value

(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to each filing requirements for the past 90 days.  Yes ☒  No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year.  $16,894,123.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $761,548 as of May 24, 2002 [assumes conversion of Convertible Preferred Stock (See Item 5)].

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  5,648,842 shares of Common Stock and 1,691,694 shares of Series B Convertible Preferred Stock as of May 24, 2002.

ASTREX, INC.

CROSS REFERENCE SHEET

Item required by Form 10-KSB			Location of Item

Item 1.	—	Description of Business	Item 1.	Business

Item 2.	—	Description of Property	Item 2.	Description of Property

Item 3.	—	Legal Proceedings	Item 3.	Legal Proceedings

Item 4.	—	Submission of Matters to a Vote of Security Holders	Item 4.	Submission of Matter to a Vote of Security Holders

Item 5.	—	Market for Common Equity and Related Shareholder Matters	Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Item 6.	—	Management’s Discussion and Analysis or Plan of Operation	Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7.	—	Financial Statements	Item 13.	Exhibits, Financial Statements and Reports on Form 8-K

Item 8.	—	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9.	—	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act	Item 9.	Directors and Executive Officers of the Company; Compliance with Section 16(a) of the Exchange Act

Item 10.	—	Executive Compensation	Item 10.	Executive Compensation

Item 11.	—	Security Ownership of Certain Beneficial Owners and Management	Item 11.	Security Ownership of Certain Beneficial Owners and Management

Item 12.	—	Certain Relationships and Related Transactions	Item 12.	Certain Relationships and Related Transactions

Item 13.	—	Exhibits and Reports on Form 8-K	Item 13.	Exhibits, Financial Statements and Reports on Form 8-K

Part I

Item 1.  Business.

General

Astrex, Inc., a Delaware corporation (the “Company” or “Astrex”), is a value-added distributor of electronic components used to connect, control, regulate or store electricity in equipment.  The principal products assembled and sold by Astrex are “connectors.”  Connectors link a wire or group of wires to another wire or group of wires.  Other products sold include relays, switches, and LEDs.

The Company (including its wholly owned subsidiaries TF Cushing, Inc., which operations were discontinued effective November 1, 2001, and AVest, Inc.) has 51 employees, principally at its facility in Plainview, New York and carries in inventory over 25,000 different electronic parts from approximately 20 manufacturers, including Amphenol Corporation, Hirose Electric (USA), Inc., ITT Cannon, ITW Switches, Litton Winchester Electronics, Micro Switch (division of Honeywell, Inc.), Packard Hughes Interconnect, Hypertronics Corporation and WPI Salem Division (Wire Pro).  While the Company sells a portion of this inventory without any further value enhancements, a significant portion of its sales consists of components assembled to customer specifications. The Company’s sales are worldwide with a concentration in the Northeast and Mid-Atlantic States.  The Company serves more than 4,300 customers representing a broad range of electronics users from major original equipment manufacturers, to engineering firms and research and educational institutions.  The Company’s largest industry markets include the defense, aerospace, industrial equipment, and computer industries.

Approximately 85% of the products sold by the Company are connectors.  A connector links electronic components together and generally consists of a shell, insert, contacts and adaptive hardware.  Each of these four parts has many variations and can be assembled together in almost unlimited combinations.  Connectors generally range in price, depending on design, complexity, use, and availability from a few cents to $2,500 a connector.  The Company has traditionally emphasized the sale of connectors that meet a higher standard of reliability and performance including those meeting United States military specifications.  Most of the connectors sold by the Company range in price from $5 to $150 each.

The Company has the capacity to both assemble and test connectors to customer’s specifications, which is a capability that some of its competitors do not have.  The assembly capability also enables the Company to inventory fewer finished parts and to deliver a wider variety of finished connectors, substantially enhancing service to its customers.  During the fiscal year ended March 31, 2002, connector sales represented 85% of total sales. Of those connector sales approximately 70% were connectors assembled by the Company, approximately 25% were connectors not requiring Company assembly, and approximately 5% were unassembled connector parts.

The other products sold by the Company, representing approximately 15% of Company’s total sales, are devices that control or regulate the flow of electricity to or within components, including relays and switches that control current by opening or closing an electric circuit.

Assembly of military specification connectors, a significant part of the Company’s business, usually requires government approval.  The Company has such approvals as are necessary for the military specification connectors it assembles and does not foresee any future problems with respect to such approvals.

The nature of the Company’s business does not require significant expenditures for product research and development and the Company’s expenditures in that regard over the past two years have been nominal.

The Company has satisfactory relations with its suppliers, most of which have done business with the Company for over 15 years.  The Company believes that most of the products it presently sells are available from other sources at competitive prices.  Most of the products sold by the Company are pursuant to franchise agreements that are typically cancelable at any time.

As of March 31, 2002 the Company’s net inventory aggregated approximately $5,019,000 of which approximately 86% consisted of connectors.  While manufacturers generally do not give distributors, such as the Company, the absolute right to return unsold inventory, it is the policy of many manufacturers to protect or partially protect franchised distributors, such as the Company, against the potential write-down of inventories due to technological change or manufacturer’s price reductions. Similarly, a manufacturer who elects to terminate a franchise may be required to purchase from the distributor a substantial, if not the total, amount of its product carried in inventory. No assurance can be given however, that these industry practices will continue.

The Company serves more than 4,300 customers representing a broad spectrum of electronic users ranging from major original equipment manufacturers to engineering firms and research and educational institutions.  Such customers include manufacturers in the aerospace, industrial, defense and computer industries.  No single customer accounted for more than 10% of sales, during the years ended 2002 and 2001.

Many of the Company’s customers require delivery schedules, which are generally not available on direct purchase from manufacturers.  The Company offers its customers the convenience of diverse and extensive local inventories and rapid deliveries.  In addition, because of its expertise in connectors, the Company can offer its customers technical advice and support, and innovative solutions to customer problems.  The Company believes that it has good long-term relationships with its customers extending, in some cases, over a period of more than 20 years.

For the fiscal year ended March 31, 2002 and 2001, 70% and 71% of the Company’s sales, respectively, were in the Northeast and Mid-Atlantic States with 18% and 16% of sales, respectively to other parts of the country.  Export sales were 12% and 13% of the Company’s net sales in 2002 and 2001, respectively.

Sales are generated by the Company’s field sales force, which covers specific geographic territories and customers; by the Company’s inside telephone and internet sales force; and by independent sales representatives.  These sales efforts are supported by an internet web site and by the use of space advertising in industry publications.  Sales are managed and coordinated by regional sales managers and by product managers located in the Company’s Plainview, New York facility.

When used herein, the words “believe,” “anticipate,” “think,” “intend,” “will be,” “expect,” “foresee” and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements speak only as of the date hereof, are not guarantees of future performance, events or trends and involve certain risks and uncertainties including those discussed herein, which could cause actual results to differ materially from those in the forward-looking statements.  Readers are cautioned not to place undue reliance on the forward-looking statements.  Readers are also urged carefully to review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including, without limitation, the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”  All references to fiscal year are to the Company’s fiscal year which ends March 31.

Recent Developments

During the fiscal year ended March 31, 2002, the Company continued expanding its product offerings from existing suppliers, by adding ITW Pancon, a broad based connector line and Viking Connector, a manufacturer of PC board connectors.  The Company continues to add value added assembly for several of its existing franchise lines.

On November 1, 2001, the Company approved a plan to close TF Cushing, Inc., (TF Cushing) a wholly owned subsidiary of the Company.  TF Cushing was primarily a Maintenance Repair Organization (“MRO”) seller of switches.  The decision was made based on TF Cushing’s declining sales over the past several years, and the Company’s opinion that a return to profitability was unlikely. The Company also felt that TF Cushing’s customer base, supplier base, and business focus (MRO vs Original Equipment Manufacturer, “OEM”) were significantly different from the Company’s core business and therefore not easily integrated into the Company’s core operations. The Company recognized a loss for the period ended December 31, 2001 from discontinued operations of approximately $80,000 (net of taxes of approximately $1,400) for the period April 1, 2001 through the measurement date.  The Company recognized a loss from disposal of its discontinued operations of approximately $265,000 from the measurement date to December 31, 2001.  The loss on disposal includes operating losses from the measurement date of approximately $44,000, loss on disposal of inventory of approximately $70,000 and estimates for further impairment of inventory caused by the disposal decision of $100,000. The remainder of the disposal loss includes liabilities for severance and estimates for miscellaneous expenses related to the disposal of TF Cushing.  For the fiscal year ended March 31, 2001, the loss from discontinued operations was approximately $41,500.

During the fiscal year ended March 31, 2002, the Company purchased an additional 103,000 shares of its common stock for $29,825 on the open market.  This is in addition to the 145,500 shares of its common stock the Company purchased between December 2000 and March 31, 2001 on the open market for $43,042.  Furthermore, in fiscal 1997, the Company also purchased 913,586 shares of its common stock for $264,940 from one of its principal shareholders.  These 1,162,086 shares are being held as treasury shares.

Prior to the fiscal year ended March 31, 2001 the Company owned an 8% equity interest in Enigma Energy Company, L.L.C. (“Enigma”), a Texas based producer of natural gas and oil.  In October, 1999 the equity holders of Enigma, including Astrex, optioned their respective Enigma equity interests to Comanche Energy Inc., a public company principally engaged in the production of oil and gas (“Comanche”).  Comanche exercised that option in January 2000 and the transaction closed during fiscal year ending March 31, 2001.  Astrex received 115,253 shares of Comanche common stock in consideration for the option and received 268,925 shares in consideration for its equity interest in Enigma when the transaction closed.   At March 31, 2001 the Company reduced the carrying value of the Comanche common stock by $65,000 to $24,830.  At March 31, 2002 the Company reduced the entire carrying amount of $24,830 down to zero.

On June 29, 2000 the Board of Directors declared a dividend on the Company’s Common Stock of one share of a new Series B Convertible Preferred Stock for every three shares of Common Stock held as of 5:00 p.m. EDT July 7, 2000 (“Record Date”).

In declaring the dividend the Board took into account not only the Company’s strong performance of the fiscal year ended March 31, 2000 but also the Company’s need to preserve capital for future growth, the relatively low Common Stock ‘float’, the desire to better protect the Company’s net operating loss federal tax loss carry forwards, and to better allow any future ‘acquisition for stock’ and capital raising opportunities to be free from management stability issues.  For these reasons a dividend of a newly defined Series B Convertible Preferred Stock with special characteristics was decided upon.

The characteristics of the Series B Convertible Preferred Stock (“Preferred Stock”) are definitively delineated in the “Astrex, Inc. Certificate Of Designations, Preferences And Rights Of Series B Convertible Preferred Stock” (“Certificate”) which should be reviewed for a full and controlling description but in summary, the principal characteristics are:

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

5.                                       The Preferred Stock is subject to significant and very limiting restrictions on transfer by sale or otherwise.  The restrictions are set fourth in detail in the Certificate but in essence the Preferred Stock is (i) only transferable to a person or entity who upon transfer will be the bona fide beneficial owner, or trustee for the beneficial owner (as opposed to a ‘nominee’ or ‘street name’ holder) of the shares, and further (ii) the transferee must be closely related (as defined in the Certificate) to the transferor.  Additionally, prior to July 31, 2001 any such transfers will also be at the sole discretion of the Company and will only be allowed to the extent, in the sole opinion of the Company, the transfer will not impair or make it more difficult to preserve any tax attributes of the Company (including without limitation, net operating losses, or the rate of use of the same under the United States Income Tax laws).  (Preferred Stock shares initially dividended to a holder who is not the beneficial owner, upon application to the Company may be transferred to the person or entity who was the beneficial owner on the dividend record date).

The foregoing is only a brief summary of some of the terms of the Certificate and in all matters the Certificate and not this summary controls.  The Certificate is available from the Company without charge upon request and is also on public file with the Secretary of State of the State of Delaware.

Since the dividend was made equally to all holders (with some slight variations as a nominal consequence of rounding) there has been no change in the economic or voting interest of any holder.  However, because the Preferred Stock shares have multiple votes, the holders of those shares collectively have voting control of the Company and beginning July 31, 2001 to the extent a holder converts Preferred Stock shares to Common Stock they will lose those multiple votes (but gain freely transferable shares).  Prior to the dividend present management of the Company held more then a majority of the Common Stock and the dividend does not change that control. In the future the Preferred Stock may make it easier or more difficult for non-management stockholders to effect a ‘hostile take over’ depending upon to what extent present management converts or holds that stock.  Since the Preferred Stock has only very limited transferability a ‘market’ for those shares will not develop, effectively making conversion of those shares to Common Stock after July 31, 2001 the only alternative for those holders who do not wish to continue to hold the Preferred Stock or transfer the same to closely related persons or entities.

As of March 31, 2002, 198,230 shares of Series B Convertible Preferred Stock have been converted into the Company’s common stock.

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

Backlog

At April 1, 2002, the Company’s total backlog of confirmed, unfilled orders, was approximately $2,932,000, a decrease of 35.8% from the April 1, 2001 backlog of $4,568,000.  The Company expects almost the entire backlog to be shipped before the end of the fiscal year ending March 31, 2003.  The backlog at year-end is not necessarily indicative of sales for any specific subsequent period.

Compliance with Environmental Laws

In the fiscal years ended March 31, 2002 and 2001 the Company expended less than $10,000 in order to comply with environmental laws with respect to the Plainview building.  The Company has had no other expenditures with respect to such laws in that time period.

Employees

As of March 31, 2002 the Company had 51 employees.  The Company’s senior operating personnel are located at its Plainview, New York, some of whom have been with the Company for more than 15 years.  Management believes that its relations with its employees are satisfactory.

Item 2.  Properties.

Through its wholly owned subsidiary, AVest, Inc., the Company owns a 22,000 square foot building at 205 Express Street, Plainview, New York which is subject to a mortgage described in more detail below in Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources.  The Company’s principal executive offices occupy approximately 750 square feet of that building with the balance of the building space constituting office, warehouse and assembly facilities for the Company.  The property is adequately covered by insurance and there are at present no significant renovation, improvement or development plans with respect to the facility.  In addition the Company presently maintains sales offices in Endwell, New York (1,500 square feet, $475 monthly rent, with a month-to-month occupancy under a lease that expired December 31, 2000), Willow Grove, Pennsylvania (1,323 square feet, $1,838 monthly rent, month-to-month occupancy under a lease which expired June 1, 1999) and Woburn, Massachusetts (1,058 square feet, $32,249 annual rent, under a lease that expires November 30, 2003).  All of the Company’s premises are adequate for the Company’s current and foreseeable requirements.  The Company has no present plans to significantly renovate or improve any of its leased properties.

The Company’s now closed T.F. Cushing, Inc. facility and business occupied 3,500 square feet in West Springfield, Massachusetts.  Prior to closing, that occupancy was a month-to-month under terms of a lease which expired August 31, 2000, at a monthly rent of $1,730.

During fiscal year ended March 31, 1998 the Company made a long-term investment of $50,000 in a real estate investment partnership, which owns and leases commercial property.  The investment is being held for income generated from it’s interest in the partnership.  The income was approximately $9,000 and $9,600 for fiscal years 2001 and 2002, respectively.  The Company may engage in such investments in the future but has no present plans to do so and has formulated no policies with respect to any possible future real estate investments.

Item 3.  Legal Proceedings.

As of March 31, 2002 and the date hereof there was no litigation pending against or on behalf of the Company or its properties.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock (“Astrex Common Stock”) trades on the over-the-counter market, “electronic Bulletin Board” under the symbol “ASXI”. The following table sets forth the high and low closing bids for Astrex Common Stock. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, are approximate and may not necessarily represent actual transactions.  (Source: Bloomberg)

Fiscal Year & Quarter		High Closing Bid	Low Closing Bid
2002	First Quarter	.35	.27
	Second Quarter	.33	.28
	Third Quarter	.29	.27
	Fourth Quarter	.30	.25
2001	First Quarter	.97	.38
	Second Quarter	.69	.46
	Third Quarter	.59	.25
	Fourth Quarter	.41	.27

For purposes of the disclosure of the aggregate market value of the voting stock held by non-affiliates as set forth on page 1 of this Report, the Company has used the price of .26 cents per share, which is the average of the reported closing bid and ask prices on May 24, 2002 and assumes the conversion of Preferred Stock.

The Company currently has no equity compensation plans, and accordingly, has no securities authorized for issuance under any such plans.  The Company reserves the right to establish such plans in the future.

The Company is not aware of any contractual or similar restrictions that limit its ability to pay dividends on common equity, currently or in the future.

On June 29, 2000 the Board of Directors declared a dividend on the Company’s common stock of one share of a new Series B Convertible Preferred Stock for every three shares of Common Stock held as of 5:00 p.m. EDT July, 2000.  Other than that dividend of Preferred Stock no dividends have been paid on common stock since April 1978 and the Company does not anticipate paying either cash or non cash dividends with respect to either its preferred or common stock in the foreseeable future.

On June 29, 2000, the Company granted and issued on July 5, 2000, 40,000 unregistered, forfeitable shares of the Company’s common stock to several employees as compensation.  Each employee’s shares are subject to forfeiture in the event the employee ceases to be employed by the Company, for reasons other than death, prior to June 30, 2002.  These shares are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On June 29, 2000, the Company granted and issued on July 5, 2000, 20,000 shares of the Company’s common stock to the President. The issuance of these shares is forfeitable and contingent upon the President satisfying certain requirements.  These shares are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  These shares were fully vested on August 1, 2001.

On June 29, 2000, the Company granted and issued on July 5, 2000, 5,000 shares of the Company’s common stock to a non-employee. The shares vested immediately at the date of grant.  These shares are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

As of March 31, 2002, 198,230 shares of Series B Convertible Preferred Stock have been converted into the Company’s common stock.

As of May 24, 2002, not including treasury shares, there were 5,648,842 shares of the Company’s common stock outstanding and held by 335 holders of record and 1,691,694 shares of the Company’s preferred stock outstanding and held by 767 holders of record.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

During the quarter ending December 31, 2001 the Company approved and implemented a plan to close its wholly owned subsidiary, TF Cushing. TF Cushing had operated as a separate Maintenance Repair Organization (“MRO”) distributor of electronic, electrical, and industrial supplies, with a customer base, supplier base and business focus (MRO vs Original Equipment Manufacturer (“OEM”)), significantly different from the Company’s core business.  Based on several years of declining sales, the potential loss of two key franchises, the Company’s opinion that a return to profitability was extremely unlikely, and the Company’s opinion that TF Cushing’s business could not be efficiently integrated into its core business, the decision was made to discontinue operations.

The following discussion of results of operations is from continuing operations and exclusive of the Company’s TF Cushing subsidiary.

The Company’s income from continued operations for fiscal year ended March 31, 2002 was approximately $640,000 versus approximately $876,000 for fiscal year ended March 31, 2001.  Income before income tax benefit and discontinued operations was approximately $563,000 for fiscal year ended March 31, 2002 versus approximately $666,000 for fiscal year ended March 31, 2001.  The decrease in income is attributable to 5.7% lower sales.  Given the severe downturn generally experienced in the electronic distribution industry the Company is very pleased with these results.  Future results are somewhat dependent on the overall electronic component market, although the Company’s non-reliance on any one market segment helps mitigate any future negative impact.

The Company’s gross margins remained relatively constant at 22.9% and 22.5% in fiscal years ended March 31, 2002 and March 31, 2001, respectively.

Net sales for the fiscal year ended March 31, 2002 decreased approximately $1 million or 5.7% from approximately $17.9 million for the fiscal year ended March 31, 2001 to approximately $16.9 million

At April 1, 2002, the Company’s total backlog of confirmed, unfilled orders was approximately $2,932,000 a decrease of 35.8% from the April 1, 2001 backlog of $4,568,000.

Selling, general and administrative expenses increased less then 1% or approximately $11,000 for the fiscal year ended March 31, 2002, as compared to fiscal year ended March 31, 2001.

Interest expense decreased to approximately $118,000 in fiscal year ended March 31, 2002 from $156,000 in fiscal year ended March 31, 2001.  This was due to a decrease in interest rates as well as a decrease in borrowings in fiscal year 2002.

Liquidity and Capital Resources

The Company generated approximately $560,000 in cash from operations in fiscal year 2002.  At March 31, 2002, the Company had working capital of $5,514,908 and its stockholders’ equity was $4,735,865.  The Company believes that its present working capital, cash generated from operations and amounts available under its present credit facility discussed below will be sufficient to meet its cash needs during the next year.

The Company’s principal credit facility is a line of credit (“Line”) entered into on July 9, 1997.  The Line is secured by substantially all of the Company’s assets, and since May 14, 1999, includes a term loan collateralized by a mortgage on the 205 Express Street property.  Borrowings under the Line, other than with respect to the mortgage, is based on the Company’s inventory and receivables.  During the fiscal year ended March 31, 1999 the provisions of the Line were modified to reduce the interest rate, increase the maximum availability and extend the then term.  Since that time, on May 14, 1999, the Line was further modified to increase the overall borrowing availability by converting a negative pledge on the Company’s 205 Express Street property to a mortgage securing a term loan and extending the term of the Line generally to April 30, 2002.

On April 30, 2002, the Company renewed its collateralized lending agreement with its bank, as amended, with the same terms and conditions as above except for an increase in the inventory availability maximum from $1,000,000 to $1,500,000.  The Company’s line of credit is still equal to 85% of its eligible accounts receivable and 25% of its eligible net inventory up to a maximum of $3,150,000, and provides a term loan of $850,000 collateralized by a mortgage on the 205 Express Street property.  The term loan and the mortgage both mature on April 30, 2005.  Interest is payable monthly at short-term, fixed-rate borrowings, for fixed amounts at LIBOR plus 1-1/2%, or daily borrowing at the bank’s prime rate or a mixture of the two.  A previous Swap agreement was not renewed.

On March 31, 2002, the Company owed $1,528,515 on the Line. The Company’s relationship with its secured lender is satisfactory and the Company believes that the lending arrangement will be adequate for the foreseeable future.

The Company believes that the relatively moderate rates of inflation in the year 2002 and 2001 have not had a significant impact on sales and profitability.

Critical Accounting Policies and Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes and contingencies and litigation, on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Under SAB 101, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company recognizes revenues at time of shipment of its products and sales are recorded net of discounts and returns.

The Company maintains allowances for doubtful accounts for estimated bad debts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their inability to make payments, additional allowances might be required.

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories could be required.

The carrying value of the Company’s deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions.  Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).  The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.  There will be no impact on the Company’s financial position and results of operations as a result of the adoption of these statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Assets Retirement Obligations” (“SFAS No. 143”).  SFAS No. 143 addresses financial and reporting obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs.  It applies to legal obligations associated with retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company is currently evaluating the effect of adoption on its financial position and results of operations, which the Company expects will not be material.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”).  SFAS No. 144 supersedes SFAS No. 121 “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and Accounting Principles Board Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  This statement retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of.  The provisions of SFAS No. 144 are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged.  The Company is currently evaluating the impact of the adoption of SFAS No. 144, which the Company expects will not be material.

Item 7.  Financial Statements and Supplementary Data.

Pages F-1 et. seq. of this Form 10-KSB are by this reference incorporated herein.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Part III

Item 9.  Directors and Executive Officers of the Company; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth for current officers and directors: (i) that person’s name, (ii) if applicable the Director Class elected to, (iii) all positions with the Company held by that person, (iv) that person’s age, (v) that person’s principal occupation for the past five years and (vi) with respect to directors the date on which that person first became a director of the Company.  Unless otherwise indicated, each person has held the position shown, or has been associated with the named employer in an executive capacity, for more than five years.  The terms of the current directors are for three years or until their respective successors are elected and qualified.  The Class I, Class II and Class III expire in 2004, 2003 & 2002, respectively.  The terms of the classes of directors are staggered in order of roman numeral class number so that one class of directors is elected each year.    The terms of officers expire at the pleasure of the Board of Directors.

Name, Age, Cal. Year First Became a Director or Officer & Director Class if applicable	Principal Occupation
Howard Amster Director 54 - since 1992 Class III Director

Principle with Ramat Securities, LTD., Beachwood, Ohio.  Director, Geauga Savings Bank, a northern Ohio savings and loan; Director, Horizon Group Properties Inc., Chicago, IL, a real estate company; Director of Prime Retail, Inc., Baltimore, MD, a retail outlet and a Director of Wilshire Financial Services, Portland, OR a savings and loan.

John C. Loring Director and Chairman 57 - since 1988 Class III Director	Attorney and private investor, Chicago, Illinois. Director of Geauga Savings Bank, a northern Ohio savings and loan.

Michael McGuire Director, CEO and President 47 - since 1991 Class I Director

Mr. Michael McGuire joined the Company in 1969.  Prior to becoming CEO and President he was the Company’s General Manager and Director of Operations.  Mr. Michael McGuire is not related to Mr. Robert McGuire.

Robert McGuire Executive Vice President 51 - since 1997

Mr. Robert McGuire joined the Company in 1981.  Prior to becoming an Executive Vice President he held the position of Warehouse Manager.  He has worked in the distribution industry since 1976.  Mr. Robert McGuire is not related to Mr. Michael McGuire.

Wayne Miller Executive Vice President 47 - since 1997

Mr. Miller joined the Company in 1996 as the Director of New Business Development.  Prior to joining the Company Mr. Miller was Director of Sales for Summit Radio Corporation for a year and a half and prior to that time General Manager of Time Electronics, Inc., a division of Avnet, Inc., for fifteen years.  He has worked in the electronics distribution industry since 1975.

Lori A. Sarnataro CFO, Executive Vice President, Treasurer and Secretary 37 - since 1998

Prior to joining the Company in 1998, Ms. Sarnataro, a Certified Public Accountant, was employed with Physician Computer Network, Inc. for five years as Manager of Corporate Accounting and Systems Implementation.  Prior to that she was employed with KPMG LLP for five years as a Senior Auditor and Tax Specialist.

Mark Schindler Director 80 - since 1960 Class II Director

Mr. Schindler is a self-employed consultant, private investor, and a partner in Madison Venture Capital II, Inc., New York, New York.  Mr. Schindler is also a Vice President, Secretary and Director of Kushi Natural Foods Corp. and formerly owned his own electronics distribution business.  Mr. Schindler founded Astrex, Inc.

David S. Zlatin Director 50 - since 1993 Class II Director	Chief Operating Officer of Ramat Securities, Ltd., Rabbi and private investor.

Messrs. Amster, Loring and Michael McGuire are members of the Board’s Executive Committee.  In addition John Loring is Chairman and Secretary of the Company’s wholly owned subsidiary AVest, Inc. and David Zlatin is President and Treasurer of AVest, Inc.  They are also AVest’s two directors.  The directors of T.F. Cushing, Inc. were the same as for the Company, and Mr. Michael McGuire was its President and Ms. Sarnataro its Treasurer and Secretary.

Section (16a) Beneficial Ownership Reporting Requirement

The Company is not aware of any person who failed to file on a timely basis any reports relating to the Company required by Section 16(a) of the Securities Exchange Act during the fiscal year that ended March 31, 2002.

Item 10.  Executive Compensation.

The following table shows information concerning the compensation paid or awarded by the Company and its subsidiaries for services to its Chief Executive Officer and its Executive Vice President of Sales and Marketing during fiscal years ended March 31, 2002, 2001 and 2000.  Other then Mr. Michael McGuire and Mr. Miller there were no executive officers of the Company whose compensation was or exceeded $100,000.  The Company (i) has no retirement, pension, profit sharing, stock option, stock appreciation rights or long term incentive plans for the years in question,  (ii) has not awarded any bonuses during or for the years in question, except as set forth in the table below, and to two other executive officers, and  (iii) has no employment contracts or termination of employment and change of control arrangements for any of the Company’s executive officers.

In the first quarter of fiscal year ended March 31, 1997, the Company awarded 135,000 unregistered forfeitable shares of the Company’s common stock to 19 employees (including Mr. Michael McGuire who received 15,000 shares), none of whom received more than 15,000 shares.  The award provided that to the extent an employee ceased to be employed by the Company prior to April 1, 2000 (other than on account of death) the shares awarded to said employee were forfeited to the Company.  At March 31, 2000, 100,000 shares of the original 135,000 shares vested according to the terms of the award, 35,000 shares having been previously forfeited by persons leaving the employ of the Company during the four year vesting period.  It is not expected that any cash dividends will be paid on these shares for the foreseeable future.

On July 5, 2000, 20,000 and 10,000 shares of the Company’s Common Stock were awarded to Mr. Michael McGuire and Mr. Wayne Miller, respectively.  These shares are subject to forfeiture to the extent they leave the employ of the Company prior to June 30, 2002.  Mr. Michael McGuire received an additional 20,000 shares of the Company’s Common Stock subject to forfeiture if he takes certain actions prior to July 31, 2001. These shares became fully vested on August 1, 2001.  All Common Stock issued in July 2000 participated in the Preferred Stock dividend.

	SUMMARY COMPENSATION TABLE
	Annual Compensation				Long Term Compensation Awards
(a)	(b)	(c)	(d)		(f)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Restricted Stock Awards ($)

Michael McGuire	2002	$244,798	$88,000	(3)	—
CEO & President	2001	$240,869	$177,260		$28,050	(1) (2)
	2000	$231,438	$86,518		—

Wayne Miller	2002	$121,471	—		—
Executive Vice President of Sales	2001	$113,305	$26,600		$15,450	(1) (2)
& Marketing	2000	$113,305	$18,000		—

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

(2)          On June 29, 2000 Mr. Miller and Mr. McGuire were awarded 10,000 and 20,000 shares of Common stock, respectively.  These shares are forfeitable to the extent they cease to be employed by the Company (other than on account of death) before July 1, 2002.  These shares on June 29, 2000 were valued at 42 cents per share for an aggregate fair value of $4,200 and $8,400, respectively. In addition, on June 29, 2000, Mr. McGuire received an additional 20,000 shares of Common stock which are forfeitable if he takes certain actions prior to July 31, 2001.  On June 29, 2000 these shares were valued at 42 cents per share for an aggregate fair market value of $8,400. In addition, on June 29, 2000, Mr. McGuire received an additional 20,000 shares of Common stock which were forfeitable if he took certain actions prior to July 31, 2001.  On June 29, 2000 these shares were valued at 42 cents per share for an aggregate fair market value of $8,400 (incl. above).  On August 1, 2001 these shares became vested at 33 cents per share for an aggregate fair market value of $6,600.

(3)          On March 27, 2002, the Board of Directors granted Mr. McGuire a bonus of $88,000 subject to reconsideration upon receipt of the final audit, payable half then and half two weeks after receipt of the final audit results.

The Board of Directors held 4 meetings during fiscal year ended March 31, 2002.  Each of the directors of the Company attended each of those meetings.  During that fiscal year the Board of Directors had one active standing committee, the Executive Committee, composed of Messrs. Amster, Loring and McGuire.  For the fiscal year to end March 31, 2002 each director not a full time employee of the Company received a director fee of $10,000 paid in equal quarterly installments and in lieu of meeting fees other than reimbursement of actual expenses.  In addition, during the fiscal year ended March 31, 2002, Mr. Loring for services as Chairman of the Board and as a member of the Executive Committee received $26,000 and $49,000 respectively and $5,000 for ordinary office expenses, and Mr. Amster for services as a member of the Executive Committee received $49,000. During the fiscal year ended March 31, 2002, Messrs. Amster and Loring were also each awarded a bonus of $22,000 subject to the right of the Board to reconsider following receipt of the final audit results.  Half of those bonus amounts have been paid and the balance is payable two weeks following receipt of the final audit results for the fiscal year ended March 31, 2002.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the number and percentage of shares of the Company’s common stock beneficially owned as of May 24, 2002 by persons who are known (based on the Company’s review of Forms 13G and 13D delivered to the Company) by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock as of that date, and the directors of the Company and its chief executive officer, and all officers and directors of the Company as a group.  For purposes of this Report, beneficial ownership is defined in accordance with Rule 13d-3 of the Securities and Exchange Commission to mean generally the power to vote or dispose of shares, regardless of any economic interest therein.  The persons listed have direct sole voting power and direct sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.

Beneficial Holders Of More Than 5% Of Common Stock and Preferred Stock, Series B

Title and Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percentage Of Class
Common Stock	Howard Amster(9) 205 Express Street Plainview, New York 11803	1,180,565	(1)	19.86%	(2)
Common Stock	John C. Loring(9) 205 Express Street Plainview, New York 11803	2,401,710	(3)(4)(5)	38.43%	(2)
Common Stock	Michael McGuire(9) 205 Express Street Plainview, New York 11803	433,967	(6)(7)(8)	7.55%	(2)

“Footnotes follow the next table”

Officer and Director Holdings Of Common Stock and Preferred Stock, Series B

Title and Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percentage Of Class
Common stock	Howard Amster(9)	1,180,565	(1)	19.86%	(2)
Common stock	John C. Loring(9)	2,401,710	(3)(4)(5)	38.43%	(2)
Common stock	Michael McGuire(9)	433,967	(6)(7)(8)	7.55%	(2)
Common stock	Mark Schindler(9)	1,932	(10)		*(2)
Common stock	David S. Zlatin	0			*(2)
Common stock	Wayne Miller(9)	72,001	(11)		*(2)
Common stock	All Other Officers(9)	26,667	(12)		*(2)
Common stock	All Officers and Directors as a group (8 persons) 1,3,4,5,6,7,8,10,11,12,13,14	4,116,842		72.88%	(2)

*                 Less than 1%.

(1)          Includes 295,140 shares of common stock issuable upon conversion of an equal number of shares of Convertible Preferred Series B stock which is eligible to convert.

(2)          Based on 5,648,842 Common shares outstanding and the shareholder’s Convertible Preferred Series B outstanding.

(3)          Includes 271,970 Common shares owned by his spouse’s IRA, the beneficial ownership of which he disclaims.

(4)          Includes 90,657 Convertible Preferred Series B shares owned by his spouse’s IRA, the beneficial ownership of which he disclaims.

(5)          Includes 600,430 shares of common stock issuable upon conversion of an equal number of shares of Convertible Preferred Series B stock which is eligible to convert.

(6)          Includes 104,537 Common shares owned by his spouse’s IRA, the beneficial ownership of which he disclaims.

(7)          Includes 34,846 Convertible Preferred, Series B shares owned by his spouse’s IRA, the beneficial ownership of which he disclaims.

(8)          Includes 100,992 shares of common stock issuable upon conversion of an equal number of shares of Convertible Preferred Series B stock which is eligible to convert.

(9)          The Common Stock is entitled to one vote per share, Preferred Stock, Series B is entitled to vote on all matters which the Common Stock can vote on and is entitled to twelve votes per share.  Beginning on July 31, 2001 and thereafter, at the option of the holder, a share of the Preferred Stock is convertible into a share of the Common Stock.

(10)    Includes 483 shares of common stock issuable upon conversion of an equal number of shares of Convertible Preferred Series B stock which is eligible to convert.

(11)    Includes 18,001 shares of common stock issuable upon conversion of an equal number of shares of Convertible Preferred Series B stock which is eligible to convert.

(12)    Includes 6,667 shares of common stock issuable upon conversion of an equal number of shares of Convertible Preferred Series B stock which is eligible to convert.

Item 12.  Certain Relationships and Related Transactions.

None

PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1)	Financial Statements

Reports of Independent Certified Public Accountants

Consolidated Balance Sheet as of March 31, 2002

Consolidated Statements of Earnings for the years ended March 31, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended March 31, 2002 and 2001

Notes to Consolidated Financial Statements

(a)(3)       Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

Exhibit	Description	Previously Filed and Incorporated by reference or Filed Herewith

3 (a)	Certificate of Incorporation of Astrex, Inc., as amended (a Delaware corporation)	Filed as Exhibit 3(a) to the Form 10-QSB of the Company for the quarter ended September 30, 1997

3 (b)	By-Laws of Astrex, Inc., as amended	Filed as Exhibit 3(b) to the Form 10-QSB of the Company for the quarter ended September 30, 1996

4	Astrex, Inc. Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	Filed as Exhibit 4 to the Form 10-QSB of the Company for the quarter ended June 30, 2000

10(a)	Amendment No. 3 To Credit and Security Agreement dated May 14, 1999.	Filed as Exhibit 10(a) to the Form 10-QSB of the Company for the quarter ended June 30, 1999

10(b)	Second Amended and Restated Revolving Credit Promissory Note dated May 14, 1999	Filed as Exhibit 10(b) to the Form 10-QSB of the Company for the quarter ended June 30, 1999

10(c)	Term Loan Promissory Note, dated May 14, 1999	Filed as Exhibit 10(c) to the Form 10-QSB of the Company for the quarter ended June 30, 1999

10(d)	Guaranty Confirmation Agreement (With Modifications), dated May 14, 1999	Filed as Exhibit 10(d) to the Form 10-QSB of the Company for the quarter ended June 30, 1999

10(e)	Mortgage from Avest, Inc. To Fleet National Bank, dated May 14, 1999	Filed as Exhibit 10(e) to the Form 10-QSB of the Company for the quarter ended June 30, 1999

10(f)	Amendment No. 4 To Credit and Security Agreement dated April 30, 2002.	Filed herewith as Exhibit 10(a)

10(g)	Third Amended and Restated Revolving Credit Promissory Note dated April 30, 2002.	Filed herewith as Exhibit 10(b)

10(h)	Amended and Restated Term Loan Promissory Note, dated April 30, 2002	Filed herewith as Exhibit 10(c)

10(i)	Guaranty Confirmation Agreement, dated April 30, 2002	Filed herewith as Exhibit 10(d)

21	Subsidiaries of the registrant	Filed as Exhibit 21 to Form 10-KSB/A-1 of the Company for the year ended March 31, 1998

(b)                                 No Current Reports on Form 8-K were filed by the Company.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders

Astrex, Inc.

We have audited the accompanying consolidated balance sheet of Astrex, Inc. and subsidiaries (the “Company”) as of March 31, 2002 and the related consolidated statements of earnings, shareholders’ equity and cash flows for the years ended March 31, 2002 and 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astrex, Inc. and subsidiaries as of March 31, 2002 and the results of their operations and their cash flows for the years ended March 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Melville, New York

June 7, 2002

Astrex, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

March 31, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,449
Accounts receivable (net of allowance for doubtful accounts of $92,967)	1,907,209
Inventory	5,018,972
Prepaid expenses and other current assets	57,046
Deferred tax asset	290,000

Total current assets	7,277,676

FIXED ASSETS, NET	697,598

INVESTMENTS	51,874

$8,027,148

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,039,539
Accrued payroll	140,988
Accrued bonus	225,063
Accrued inventory	276,174
Accrued other	81,004

Total current liabilities	1,762,768

LONG-TERM DEBT	1,528,515

SHAREHOLDERS’ EQUITY
Preferred stock, Series A - par value $5 per share; authorized, 200,000 shares; issued, none	—
Preferred stock, Series B - par value $.01 per share; authorized, 10,000,000 shares; issued and outstanding, 1,699,151 shares (liquidation preference of $.25 a share)	16,992
Common stock - par value $.01 per share; authorized, 15,000,000 shares; issued and outstanding, 6,803,593 shares	68,036
Additional paid - in capital	3,927,794
Retained earnings	1,061,491
Deferred compensation	(641)
Treasury stock - 1,162,086 shares, at cost	(337,807)

4,735,865

$8,027,148

The accompanying notes are an integral part of this statement.

Astrex, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Year ended March 31,
	2002	2001

Net sales	$16,894,123	$17,931,610
Cost of sales	13,015,259	13,882,681

Gross profit	3,878,864	4,048,929

Selling, general and administrative expenses	3,172,958	3,161,759

Income from operations	705,906	887,170

Write-down of investment	(24,830)	(65,000)
Interest expense	(117,973)	(155,949)

Income before income tax benefit and discontinued operations	563,103	666,221

Income tax benefit	(76,706)	(210,160)

Income from continuing operations	639,809	876,381

Loss from discontinued operations	(80,477)	(41,504)

Loss from disposal of discontinued operations	(265,178)	—

Net income	$294,154	$834,877

Net income per common share:
Basic
Income from continuing operations	$.11	$.15
Loss from discontinued operations	(.01)	(.01)
Loss from disposal of discontinued operations	(.05)	(.00)
Net income per common share	$.05	$.14

Diluted
Income from continuing operations	$.09	$.13
Loss from discontinued operations	(.01)	(.01)
Loss from disposal of discontinued operations	(.04)	(.00)
Net income per common share	$.04	$.12

Weighted-average common shares and common equivalent shares outstanding
Basic	5,569,140	5,602,102

Diluted	7,308,291	7,007,374

The accompanying notes are an integral part of these statements.

Astrex, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Years ended March 31, 2002 and 2001

Preferred stock par value $.01 per share

Common stock, par value $.01 per share

Additional paid-in capital

Deferred compensation

Retained earnings/ (deficit)

Treasury stock,

Shares

Amount

Shares

Amount

Shares

at cost Amount

Total

Balance, April 1, 2000	—	—	6,540,363	$65,404	$3,901,631	$711	$(48,566)	913,586	$(264,940)	$3,654,240

Shares issued as stock dividend	1,897,381	$18,974	—	—	—	—	(18,974)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	12,398	—	—	—	12,398
Shares granted to employees and President (forfeitable)	—	—	40,000	400	16,100	(16,500)	—	—	—	—
Shares granted to President (forfeitable)	—	—	20,000	200	8,050	(8,250)	—	—	—	—
Shares granted to nonemployee	—	—	5,000	50	2,013	—	—	—	—	2,063
Purchase of treasury stock for retirement	—	—	—	—	—	—	—	145,500	(43,042)	(43,042)
Net income	—	—	—	—	—	—	834,877	—	—	834,877

Balance, March 31, 2001	1,897,381	$18,974	6,605,363	$66,054	$3,927,794	$(11,641)	$767,337	1,059,086	$(307,982)	$4,460,536

Amortization of deferred compensation	—	—	—	—	—	11,000	—	—	—	11,000
Conversion of Series B Preferred stock into common Stock	(198,230)	(1,982)	198,230	1,982
Purchase of treasury stock for retirement	—	—	—	—	—	—	—	103,000	(29,825)	(29,825)
Net income	—	—	—	—	—	—	294,154	—	—	294,154

Balance, March 31, 2002	1,699,151	$16,992	6,803,593	$68,036	$3,927,794	$(641)	$1,061,491	1,162,086	$(337,807)	$4,735,865

The accompanying notes are an integral part of this statement

Astrex, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2002	2001
Cash flows from operating activities
Net income	$294,154	$834,877

Net income from continued operations
Adjustments to reconcile net income to net cash provided by operating activities
Loss from discontinued operations	80,477	41,504
Loss from disposal of discontinued operations	265,178	—
Depreciation and amortization	65,914	84,804
Amortization of deferred stock compensation	11,000	14,462
Amortization of deferred financing costs	11,239	11,239
Deferred tax asset	(90,000)	(200,000)
Write-down of investment	24,830	65,000
Changes in assets and liabilities
Decrease (increase) in accounts receivable, net	414,123	(130,249)
Decrease (increase) in inventory	38,692	(892,274)
Decrease (increase) in prepaid expenses and other current assets	1,354	(12,864)
(Decrease) increase in accounts payable	(464,663)	421,586
(Decrease) increase in accrued liabilities	(58,124)	204,532

Net cash provided by continuing operations	594,174	442,617
Net cash used in discontinued operations	(34,109)	(88,118)
Net cash provided by operating activities	560,065	354,499

Cash flows from investing activities
Purchases of property and equipment	(62,574)	(82,767)
Net cash used in investing activities	(62,574)	(82,767)

Cash flows from financing activities
Repayments of loan payable	(471,485)	(250,000)
Purchase of treasury stock	(29,825)	(43,042)
Principal payments under capital lease obligations	—	(31,618)

Net cash used in financing activities	(501,310)	(324,660)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,819)	(52,928)

Cash and cash equivalents at beginning of year	8,268	61,196

Cash and cash equivalents at end of year	$4,449	$8,268

Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$127,555	$154,861
Income taxes	$29,739	$4,987

The accompanying notes are an integral part of these statements.

Astrex, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001

NOTE A - DESCRIPTION OF BUSINESS

Astrex, Inc. and subsidiaries (the “Company”) sells, assembles and distributes electronic parts and components in one business segment.  Approximately 85% and 87% of the Company’s sales in fiscal 2002 and 2001, respectively, consist of connectors that link electronic components together and generally consist of a shell, insert, contacts and adaptive hardware.  The other products sold by the Company, which comprise the remaining 15% and 13% of sales in fiscal 2002 and 2001, respectively, are devices that control or regulate the flow of electricity to or within components.  The Company’s largest markets include the defense, aerospace, industrial and computer industries, which sales are worldwide with a concentration in the Northeast and Mid-Atlantic states.

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

Financial Instruments and Business Concentrations

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable.  Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas and industries.  The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.  No single customer accounted for more than 10% of the Company’s sales and accounts receivable in fiscal 2002 and 2001.

Statement of Financial Accounting Standards No. 107 (“SFAS No. 107”), “Fair Value of Financial Instruments,” requires disclosure of the estimated fair value of an entity’s financial instrument assets and liabilities.  The Company’s principal financial instrument consists of a line of credit and term loan facility and an interest rate swap agreement, expiring April 30, 2002, with one participating bank.  This lending agreement was renewed on April 30, 2002 (see Note E).  The Company believes that the carrying amounts of such debt and the interest rate swap agreement approximate the fair value as the interest rates approximate the current prevailing interest rates.

The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements.  The Company’s top four suppliers accounted for 57% and 43% of purchases for the fiscal years ended March 31, 2002 and 2001, respectively.  There can be no assurance that, in the event a supplier cancels its distributor agreement with the Company, the Company will be able to replace the sales with sales of other products.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

Revenue Recognition

The Company recognizes revenue as products are shipped and title passes to customers.  Right of return exists only for damaged products.

Shipping and Handling Costs

Pursuant to EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes fees billed to a customer relating to shipping and handling costs in net sales.  All shipping and handling expenses incurred by the Company are included in cost of sales.

Investments

Investments in companies where the Company holds less than a 20% voting interest are accounted for using the cost method, because the Company does not exercise significant influence over financial or operating policies of these companies.

Inventory

Inventory, consisting principally of finished goods, is stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

Long-Lived Assets

The Company monitors the recoverability of long-lived assets, including investments and fixed assets, based on estimated use factors such as future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or realized upon sale. The Company’s policy is to write down assets to their net recoverable amount in the period when it is determined that the carrying amount of the asset is not likely to be recoverable.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation.  Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets.

Derivative Financial Instruments

The FASB recently issued Statement of Financial Accounting Standards No. 137 (“SFAS No. 137”), “Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS Statement No. 133.”  SFAS No. 137 deferred for one year the effective date of SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The rule now applies to all fiscal quarters of all fiscal years beginning after June 15, 2000.  The Company adopted the standard as of July 1, 2000.  SFAS No. 137 requires the Company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not designated as hedges must be adjusted to fair value through income.  If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be immediately recognized in earnings.  The Company does not invest in derivatives for trading purposes.  Derivative financial instruments are used by the Company principally in the management of its interest rate exposures (see Note E).

Advertising

Advertising costs are expensed as incurred and totaled $83,334 and $61,201 for the fiscal years ended March 31, 2002 and 2001, respectively.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

The following table sets forth the reconciliation of the weighted average number of common shares:

	2002	2001

Basic	5,569,140	5,602,102
Effect of Convertible Series B Preferred	1,699,151	1,341,162
Effect of dilutive securities	40,000	64,110

Diluted	7,308,291	7,007,374

Reclassifications

Certain prior year balances have been reclassified to conform with current year presentation.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”       (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).  The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.  There will be no impact on the Company’s financial position and results of operations as a result of the adoption of these statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Assets Retirement Obligations” (“SFAS No. 143”).  SFAS No. 143 addresses financial and reporting obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs.  It applies to legal obligations associated with retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company is currently evaluating the effect of adoption on its financial position and results of operations, which the Company expects will not be material.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”).  SFAS No. 144 supersedes SFAS No. 121 “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  This statement retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of.  The provisions of SFAS No. 144 are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged.  The Company is currently evaluating the impact of the adoption of SFAS No. 144, which the Company expects will not be material.

NOTE C – DISCONTINUED OPERATIONS

On November 1, 2001, the measurement date, the Company approved a plan to close TF Cushing, Inc., (“TF Cushing”) a wholly-owned subsidiary of the Company.  The decision was made based on TF Cushing’s declining sales over the past several years, and the Company’s opinion that a return to profitability was unlikely. The Company also felt that TF Cushing’s customer base, supplier base, and business focus of Maintenance Repair Organization (“MRO”) versus Original Equipment Manufacturer (“OEM”) were significantly different from the Company’s core business and therefore not easily integrated into the Company’s core operations. The Company recognized a loss for the period ended December 31, 2001 from discontinued operations of approximately $80,000 (net of taxes of approximately $1,400) for the period April 1, 2001 through the measurement date.  The Company recognized a loss from disposal of discontinued operations of approximately $265,000 from the measurement date to December 31, 2001.  The loss on disposal includes operating losses from the measurement date of approximately $44,000, loss on disposal of inventory of approximately $70,000 and estimates for further impairment of inventory caused by the disposal decision of $100,000. The remainder of the disposal loss includes liabilities for severance and estimates for miscellaneous expenses related to the disposal of TF Cushing.  The Company retained TF Cushing’s remaining assets and assumed its liabilities at December 31, 2001, consisting of net accounts receivable of approximately $44,000, net inventory of approximately $15,000 and liabilities of approximately $59,000. There were no net assets for TF Cushing at March 31, 2002 and approximately $311,000 at March 31, 2001.  For the fiscal year ended March 31, 2001, the loss from discontinued operations was approximately $41,500.

NOTE D - FIXED ASSETS

Fixed assets consist of the following at March 31, 2002:

	Estimated useful life

Land		$128,836
Building and improvements	2 to 30 years	650,898
Equipment, furniture and fixtures	5 to 10 years	601,563

		1,381,297

Less accumulated depreciation		683,699

		$697,598

Depreciation expense on fixed assets was $ 65,914 and $84,804 for the years ended March 31, 2002 and 2001, respectively.

NOTE E - LOANS PAYABLE

The Company’s collateralized lending agreement with its bank (the “Agreement”), as amended, provides the Company with a line of credit equal to 85% of its eligible accounts receivable and 25% of its eligible net inventory up to a maximum of $3,150,000, through April 2002, and provides a term loan of $850,000 collateralized by a mortgage on the 205 Express Street property, with a maturity date of April 2002.  Interest is payable monthly at short-term, fixed-rate borrowings, for fixed amounts at LIBOR plus 1-1/2%, or daily borrowing at the bank’s prime rate or a mixture of the two.  Debt outstanding at March 31, 2002, amounted to $1,528,515 and has been classified in accordance with the terms of the April 30, 2002 amendment, as discussed below.  At March 31, 2002 the Company had approximately $2,000,000 available under the agreement.  The Agreement contains certain financial covenants relating to the maintenance of various financial ratios and restrictions on the payment of dividends by the Company.

On July 1, 1999, the Company entered into a swap agreement which expired in April 2002 for an aggregate notional amount of $2,250,000 to limit the effect of increases in the interest rates on any floating rate debt. The swap agreement exchanges a floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amount.  At March 31, 2002, $750,000 remained under this swap agreement.  The effect of this swap agreement was to limit the interest rate exposure on the Company’s debt to 6.2% plus 1-1/2% on $750,000 ($2,250,000 reduced by $750,000 every year after July 1, 1999 until April 30, 2002).  The Company did not renew its swap agreement.

On April 30, 2002, the Company renewed its collateralized lending agreement with its bank, as amended, with substantially the same terms and conditions as above except for an increase in the inventory availability maximum from $1,000,000 to $1,500,000.  The Company’s line of credit is still equal to 85% of its eligible accounts receivable and 25% of its eligible net inventory up to a maximum of $3,150,000, and provides a term loan of $850,000 collateralized by a mortgage on the 205 Express Street property. The term loan and the mortgage both mature on April 30, 2005.  Interest is payable monthly at short-term, fixed-rate borrowings, for fixed amounts at LIBOR plus 1-1/2%, or daily borrowing at the bank’s prime rate or a mixture of the two.

NOTE F - INCOME TAXES

Total income tax benefit for fiscal 2002 and 2001 differed from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

	2002	2001

Computed “expected” tax	$73,932	$212,145
State income taxes, net	11,991	(7,207)
Other	1,303	(3,713)
Utilization of net operating loss carryforwards	(73,932)	(212,145)
Valuation allowance	(90,000)	(200,000)

	$(76,706)	$(210,920)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2002 and 2001 are presented below:

	2002	2001
Deferred tax assets
Net operating loss and other carryforwards	$1,975,000	$2,037,000
Inventory	459,000	476,000
Write-down of investment	89,000	89,000
Bad debts	37,000	32,000
Compensation and other	87,000	74,000

Total gross deferred tax assets	2,647,000	2,708,000

Less valuation allowance	(2,299,000)	(2,453,000)

	348,000	255,000

Deferred tax liabilities
Depreciation and other	(58,000)	(55,000)

	$290,000	$200,000

In prior years, primarily due to competitive pricing pressures in the Company’s industry and their potential impact on operating results, the Company did not believe that it was more likely than not that it would utilize its deferred tax assets. However, as a result of favorable operations in two successive years, the Company recognized a deferred tax asset in the amount of $200,000 at March 31, 2001.  As a result of continued favorable operations, the Company recognized an increase to the deferred tax asset of $90,000, which results in a deferred tax asset of $290,000 at March 31, 2002.

At March 31, 2002, the Company has a net operating loss carryforward available for Federal income tax purposes of approximately $5,807,000, expiring 2004 through 2020.  During 1992, the Company experienced an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, and Section 383 of the Code.  As a result of this event, the Company will be limited in its ability to use net operating loss carryforwards in future years (the annual limitation is $453,000).  The net operating loss carryforwards not subject to limitation amounted to approximately $4,016,000 at March 31, 2002.

NOTE G - RETIREMENT PLAN

The Company has a defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code.  All regular full-time employees are eligible for voluntary participation upon completing one year of service and having attained the age of twenty-one.  The Company currently matches employee contributions to the plan.  Employer contributions to the plan were approximately $11,540 for both fiscal years 2002 and 2001.

NOTE H - IMPAIRMENT OF ASSETS

On July 20, 1998, the Company entered into an agreement with Enigma Energy Company, L.L.C.      (“Enigma”) and its members to purchase an 8% equity interest in Enigma with an option (“Option”) to purchase the remaining equity interest at a later date.  The purchase price for the 8% equity interest in Enigma and the Option was $300,000 ($225,000 attributed to the equity interest and $75,000 attributed to the Option).

On December 15, 1998, the Company determined, in light of Enigma’s post-1998 drilling results and the depressed energy market, that it would not exercise the Option.  As a consequence of this decision, the Company recognized an impairment charge of $232,500 for the fiscal year ended March 31, 1999.

In October 1999, the equity holders of Enigma, including Astrex, optioned their respective equity interests to Comanche Energy Inc. (“Comanche”), a nonreporting public company.  Astrex received 115,253 shares of Comanche common stock in consideration for the option and received an additional 268,925 shares for its entire equity interest upon final settlement of the agreement.  No gain or loss was recognized on the exchange.  At March 31, 2001, the Company reduced the carrying value of the Comanche common stock by $65,000.  During the year ended March 31, 2002, the Company determined that the carrying amount of this asset was not likely to be recoverable and wrote off this investment in Comanche and recognized an additional impairment charge of approximately $25,000.

NOTE I - SHAREHOLDERS’ EQUITY

During the fiscal year ended March 31, 2002, the Company purchased 103,000 shares of its common stock for $29,825 on the open market.  In fiscal 1997, the Company also purchased 913,586 shares of its common stock for $264,940 from one of its principal shareholders.  During the period of December 2000 through March 31, 2001, the Company purchased 145,500 shares of its common stock for $43,042 on the open market.  These shares are being held as treasury shares.

On June 29, 2000, the Board of Directors declared a dividend on the Company’s common stock of one share of a new Series B Convertible Preferred Stock (the “Preferred Stock”) for every three shares of common stock held as of July 7, 2000.  On July 17, 2000, the Company issued 1,897,381 shares of Preferred Stock. The characteristics of the Series B Convertible Preferred Stock (“Preferred Stock”) are definitively delineated in the “Astrex, Inc. Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock” (“Certificate”), which should be reviewed for a full and controlling description, but, in brief summary, the principal terms of the Preferred Stock are as follows:

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

Beginning July 31, 2001, holders of these preferred shares will have the option of converting shares of the Preferred Stock for an equal number of shares of Common Stock. The declaration of this dividend did not have any economic impact on the capital structure of the Company, and accordingly, the par value of the Preferred Stock aggregating $18,974 was recorded through a reduction in retained earnings.

As of March 31, 2002, 198,230 shares of Series B Convertible Preferred Stock have been converted into the Company’s common stock.

On June 29, 2000, the Company granted 40,000 registered, forfeitable shares of the Company’s common stock, which were issued on July 5, 2000 to several employees.  Each employee’s shares are subject to forfeiture in the event the employee ceases to be employed by the Company, for reasons other than death, prior to June 30, 2002.  On the date of grant, the Company recorded deferred compensation aggregating $16,500 which is based on the unadjusted quoted market price of the Company’s common stock at the date of grant.  Such deferred compensation will be charged to compensation expense ratably over the two-year vesting period.

On June 29, 2000, the Company granted 20,000 shares of the Company’s common stock to the President to be issued on July 5, 2000. The issuance of these shares is contingent upon the President satisfying certain requirements.  On the date of grant, the Company recorded deferred compensation aggregating $8,250 which is based on the unadjusted quoted market price of the Company’s common stock at the date of grant.  This charge will be amortized to compensation expense over the one-year vesting period and will be adjusted for increases and decreases in the unadjusted quoted market price of the Company’s common stock until such requirements are satisfied.  These shares were fully vested on August 1, 2001.

On June 29, 2000, the Company granted 5,000 shares of the Company’s common stock to a non-employee. The shares vested immediately at the date of grant.  During the year ended March 31, 2001, the Company recorded a charge to operations of $2,063 representing the fair market value of these shares on the date of grant.

NOTE J - COMMITMENTS

Leases

The Company is obligated under noncancellable operating leases covering office facilities through 2004.  At March 31, 2002, minimum annual future rental commitments under these leases are as follows:

Fiscal year ending March 31,
2003	$50,000
2004	21,000

$71,000

Rent expense (for leased property and equipment) included in selling, general and administrative expenses for the years ended March 31, 2002 and 2001 was $63,328 and $91,394, respectively.

NOTE K - EXPORT SALES

Export sales were $1,979,794 and $2,281,000 in 2002 and 2001, respectively, representing an aggregate of 12% and 13% of the Company’s net sales in 2002 and 2001, respectively.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTREX, INC.

(Registrant)

by	/s/ Michael McGuire
Michael McGuire, President
and Chief Executive Officer
(principal executive officer)
Dated: June 28, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John C. Loring	/s/ Michael McGuire
John C. Loring, Chairman of the Board and Director	Michael McGuire, Director,

Dated: June 28, 2002	Dated: June 28, 2002

/s/ Howard Amster	/s/ Mark Schindler
Howard Amster, Director	Mark Schindler, Director

Dated: June 28, 2002
Dated: June 28, 2002

/s/ David S. Zlatin	/s/ Lori A. Sarnataro
David S. Zlatin, Director	Lori A. Sarnataro, CFO, Executive Vice
President, Treasurer and Secretary
Dated: June 28, 2002	(principal financial and accounting officer)

Dated: June 28, 2002