Form 10QSB
period 2002-06-30
ASTREX INC
filed 2002-08-12
CIK 8038

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number  1-4530

ASTREX, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	13-1930803
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

205 Express Street, Plainview, New York	11803
(Address of principal executive offices)	(Zip)

(516) 433-1700
(Issuer’s telephone number, including area code)

Not Applicable
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

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of July 30, 2002 common shares outstanding were  5,648,842 (does not include Convertible Preferred Stock).

Transitional Small Business Disclosure Format  (check one)        Yes ☐        No ☒

ASTREX, INC.

PART I - Financial Information

ASTREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	March 31, 2002
	(Unaudited)
	(000's) Omitted
Current Assets:
Cash and cash equivalents	$3	$4
Accounts receivable (net of allowance for doubtful accounts of $91 at June 30, 2002 and $93 at March 31, 2002)	1,675	1,907
Inventory	5,083	5,019
Prepaid expenses and other current assets	240	57
Deferred tax asset	290	290

Total current assets	7,291	7,277

Property, plant and equipment at cost (net of accumulated depreciation of $701 at June 30, 2002 and $684 at March 31, 2002)	701	698
Other long-term assets	48	52

Total Assets	$8,040	$8,027

Current Liabilities:
Accounts payable	846	1,040
Accrued liabilities	635	723

Total current liabilities	1,481	1,763

Long-term debt	1,694	1,529

Shareholders' Equity:
Preferred Stock, Series A - issued, none	—	—
Convertible Preferred Stock, Series B - $.01 par value; authorized, 10,000,000; 1,691,816 and 1,699,151 shares issued and outstanding at June 30, 2002 and March 31, 2002 (liquidation preference of $.25 a share)	17	17
Common Stock - par value $.01 par value; authorized, 15,000,000 shares; issued, 6,810,928 and 6,803,594 at June 30, 2002 and March 31,2002	68	68
Additional paid-in capital	3,928	3,928
Retained earnings	1,190	1,061
Deferred compensation	0	(1)
Treasury stock, at cost (1,162,086 shares at June 30, 2002 and March 31, 2002)	(338)	(338)

Total shareholders' equity
	4,865	4,735

Total liabilities and shareholders' equity	$8,040	$8,027

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2002	2001
	(000's) Omitted

Net sales	$3,753	$4,876
Cost of sales	2,805	3,780

Gross profit	948	1,096

Selling, general and administrative expenses	797	831

Income from operations	151	265

Interest expense	14	39

Income before provision for income taxes and discontinued operations	137	226

Provision for income taxes	8	6

Income from continuing operations	129	220

Loss from discontinued operations	—	(36)

Net income	$129	$184

Per share data for the three months ended June 30, 2002 and 2001 are as follows:

Weighted average common shares and common equivalent shares outstanding:
Basic	5,607,459	5,471,552
Diluted	7,340,658	7,433,933

Net income per share:
Basic
Income from continuing operations	$0.02	$0.04
Loss from discontinued operations	—	(0.01)
Net income per common share	$0.02	$0.03

Diluted
Income from continuing operations	$0.02	$0.03
Loss from discontinued operations	—	0.00
Net income per common share	$0.02	$0.03

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,
	2002	2001
	(000's) Omitted

Cash flows from operating activities:
Net income	$129	$184

Net income from continuing operations
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	17	16
Amortization of deferred stock compensation	1	4
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable, net	232	(168)
Increase in prepaid expenses and other current assets	(183)	(133)
(Increase)/Decrease in inventory	(64)	125
Decrease/(increase) in non-current assets	4	(7)
Decrease in accounts payable	(194)	(30)
Decrease in accrued liabilities	(88)	(180)

Net cash used in continuing operations	(146)	(189)
Net operating activities from discontinued operations	—	36
Net cash used in operating activities	(146)	(153)

Cash flows used in investing activities:
Purchases of property and equipment	(20)	(10)

Net cash used in investing activities	(20)	(10)

Cash flows from financing activities:
Purchase of Treasury Stock	—	(5)
Deferred financing costs	—	3
Proceeds from loans payable, net	165	180

Net cash provided by financing activities	165	178

Net change in cash and cash equivalents	(1)	15

Cash and cash equivalents - beginning of period	4	8

Cash and cash equivalents - end of period	$3	$23

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2002 and the consolidated statements of income and the statement of cash flows for the three months ended June 30, 2002 and 2001, have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended March 31, 2002 filed by the Company.  The results of operations for the periods ended June 31, 2002 and 2001 are not necessarily indicative of the operating results for the respective full years.

NOTE B — DISCONTINUED OPERATIONS

On November 1, 2001, the measurment date, the Company approved a plan to close TF Cushing, Inc., (TF Cushing) a wholly owned subsidiary of the Company.  The decision was made based on TF Cushing’s declining sales over the past several years, and the Company’s opinion that a return to profitability was unlikely. The Company also felt that TF Cushing’s customer base, supplier base, and business focus (MRO (Maintenance Repair Organization) vs OEM(Original Equipment Manufacturer)) were significantly different from the Company’s core business and therefore not easily integrated into the Company’s core operations. The Company recognized a loss for the period ended December 31, 2001 from discontinued operations of approximately $80,000 (net of state net worth tax of $1,400) for the seven months up to the measurement date.  The Company recognized a loss from disposal of its discontinued operations of approximately $265,000 from the measurement date to December 31, 2001.  The loss on disposal included operating losses from the measurement date of approximately $44,000, loss on disposal of inventory of approximately $70,000 and estimates for further impairment of inventory caused by the disposal decision of $100,000.

The remainder of the disposal loss included liabilities for severance and estimates for miscellaneous expenses related to the disposal of its TF Cushing subsidiary.  The Company retained TF Cushing’s remaining assets and assumed its liabilities at December 31, 2001, consisting of net accounts receivable of approximately $44,000, net inventory of approximately $15,000 and liabilities of approximately $59,000. For the three months ended June 30, 2001, the Company incurred a loss from discontinued operations of $36,000.

NOTE C — EARNINGS PER COMMON SHARE

The following table sets forth the reconciliation of the weighted average number of common shares:

	Three months ended
	June 30,
	2002	2001
	(Unaudited)	(Unaudited)

Basic	5,607,459	5,471,552
Effect of Series B Convertible Preferred Stock	1,691,199	1,897,381
Effect of dilutive securities (non-vested restricted stock)	40,000	65,000
Diluted	7,340,658	7,433,933

ASTREX, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

                During the quarter ending December 31, 2001, the Company approved and implemented a plan to close its wholly owned subsidiary, TF Cushing.  TF Cushing had operated as a separate Maintenance Repair Organization (“MRO”) distributor of electronic, electrical, and industrial supplies, with a customer base, supplier base and business focus (MRO vs Original Equipment Manufacturer (“OEM”)), significantly different from the Company’s core business.  Based on several years of declining sales, the potential of its two key franchises, the Company’s opinion that a return to profitability was extremely unlikely, and the Company’s opinion that TF Cushing’s business could not be efficiently integrated into its core business, the decision was made to discontinue operations.

                The following discussion of results of operations is from continuing operations and, except as indicated, exclusive of the Company’s TF Cushing subsidiary.

                Income from continuing operations for the three months ended June 30, 2002 was approximately $129,000, a decrease of $91,000 or 41% from the same three month period last fiscal year.  This decrease is principally the result of the lower sales volume.  For the three months ended June 30, 2001, the Company incurred a loss from discontinued operations of $36,000.  As a result, net income for the three months ended June 30, 2002 was $129,000 as compared to net income of $184,000 in the comparable quarter a year ago.  Given the severe downturn generally experienced in the electronic industry, the Company is pleased with these results.  Future results are somewhat dependent on the recovery in the overall electron component market,  although the Company’s non-reliance on any one market segment helps mitigate any future negative impact.

                Sales decreased by approximately $1,123,000 or 23%, for the three months ended June 30, 2002, from the comparable three month period in 2001. To a significant extent “Sales” reflect shipping of past confirmed orders (i.e. “backlog”) as opposed to placement of orders during the quarter (i.e. “bookings”). During the quarter ended June 30, 2002 backlog decreased approximately 30% with confirmed but unshipped orders at June 30, 2002 of approximately $2,851,000 as compared to approximately $4,096,000 at June 30, 2001. Bookings for the quarter ended June 30, 2002 decreased by 18% as compared to the comparable quarter in 2001, $3,642,000 compared to $4,417,000.

                The Company’s gross margin improved to 25.3% for the three months ended June 30, 2002 as  compared to 22.5% for the same period last year.  The change is attributable to improved sales from higher margin product lines as well as reductions in sales from lower margin product lines.

                Selling, general and administrative expenses decreased by approximately $34,000, or 4%, for the three months ended June 30, 2002 from the comparable previous three month period in 2001. This decrease was primarily the result of increased reimbursement of advertising costs received by the Company from various vendors.

                Interest expense decreased by approximately $25,000 for the three months ended June 30, 2002, from the previous comparable three month period in 2001 due to a reduction in interest rates as well as a reduction in borrowings by the Company.

                The provision for income taxes for the three months ended June 30, 2002 and 2001 consists principally of state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company utilized approximately $146,000 for its operating activities during the three months ended June 30, 2002.  At June 30, 2002, the Company had working capital of $5,810,000 and its stockholders’ equity was $4,865,000.  The Company believes that its present working capital, cash generated from operations and amounts available under the loan agreement will be sufficient to meet its cash needs during the next year. The Company’s principal credit facility is a line of credit and a term loan from the same bank lender (“Line”).  The Line is secured by substantially all of the Company’s assets including a mortgage on the 205 Express Street property.  The term of the Line runs to April 30, 2005.  Borrowings under the line of credit portion of the Line, are based on the Company’s inventory and receivables. On June 30, 2002, the Company owed $1,694,000 on the Line. The Company’s relationship with its secured lender is satisfactory and the Company believes that the lending arrangement will be adequate for the foreseeable future.  The Company currently has no significant commitments for capital expenditures.

CAUTIONARY LANGUAGE REGUARDING FORWARD LOOKING STATEMENTS

When used herein, the words “believe,” “anticipate,” “think,” “intend,” “will be,” “expect” and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act  of 1995.  Such statements are not guarantees of future performance and involve certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements.  Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof.  Readers are also urged carefully to review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including, without limitation, the disclosures made in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of  Operation.”

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

                none

Item 2.  Changes in Securities.

                none

Item 3.  Default Upon Senior Securities.

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

ASTREX, INC.

Date:	August 12, 2002	By:	s/ Michael McGuire
Michael McGuire
Director, President and
Chief Executive Officer

CHIEF FINANCIAL OFFICER
OF ASTREX, INC.

Date:	August 12, 2002	By:	s/ Joseph Looney
Joseph Looney
Chief Financial Officer

CERTIFICATION OF PERIODIC REPORT

I, Michael McGuire, President and Chief Executive Officer of Astrex, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.                     The Quarterly Report of Form 10-QSB of the Company for the quarterly period ended June 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

2.                     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 12, 2002

s/ Michael McGuire
Michael McGuire
President and CEO

CERTIFICATION OF PERIODIC REPORT

I, Joseph Looney, Chief Financial Officer of Astrex, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.                     The Quarterly Report of Form 10-QSB of the Company for the quarterly period ended June 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

2.                     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 12, 2002

s/ Joseph Looney
Joseph Looney
Chief Financial Officer