Form 10QSB
period 2002-09-30
ASTREX INC
filed 2002-11-12
CIK 8038

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of  October 31, 2002 common shares outstanding were  5,654,844 (does not include Convertible Preferred Stock).

Transitional Small Business Disclosure Format  (check one)        Yes ☐        No ☒

ASTREX, INC.

INDEX

PART I: Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets
September 30, 2002 (unaudited) and March 31, 2002

Consolidated Statements of Income (unaudited)
Six months and three months ended September 30, 2002 and 2001

Consolidated Statements of Cash Flows (unaudited)
Six months ended September 30, 2002 and 2001

Notes to Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures

PART II: Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications of Periodic Reports

Certifications Required Under Sarbanes-Oxley Act of 2002	Exhibit 99.1

PART I — Financial Information

ASTREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2002
	(Unaudited)	March 31, 2002
	(000’s) Omitted
Current Assets:
Cash	$267	$4

Accounts receivable (net of allowance for doubtful accounts of $91 at September 30, 2002 and $93 at March 31, 2002)	1,699	1,907

Inventory	4,822	5,019

Prepaid expenses and other current assets	188	57
Deferred tax asset	290	290

Total current assets	7,266	7,277

Property, plant and equipment at cost (net of accumulated depreciation of $719 at September 30, 2002 and $684 at March 31, 2002)	695	698
Other long-term assets	50	52

Total Assets	$8,011	$8,027

Current Liabilities:
Accounts payable	952	1,040
Accrued liabilities	357	723

Total current liabilities	1,309	1,763

Long-term debt	1,816	1,529

Shareholders’ Equity: Preferred Stock, Series A — issued, none	—	—
Convertible Preferred Stock, Series B — $.01 par value; authorized, 10,000,000; 1,685,815 and 1,699,151 shares issued and outstanding at September 30, 2002 and March 31, 2002 (liquidation preference of $.25 a share)	17	17
Common Stock — par value $.01 par value; authorized, 15,000,000 shares; issued, 6,816,930 and 6,803,594 at September 30, 2002 and March 31,2002	68	68
Additional paid-in capital	3,928	3,928
Retained earnings	1,211	1,061
Deferred compensation	—	(1)
Treasury stock, at cost (1,162,086 shares at September 30, 2002 and March 31, 2002)	(338)	(338)

Total shareholders’ equity
	4,886	4,735
Total liabilities and shareholders’ equity
	$8,011	$8,027

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	SIX MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
	(000) Omitted		(000) Omitted

Net sales	$7,348	$9,093	$3,595	$4,217
Cost of sales	5,581	7,039	2,776	3,259

Gross profit	1,767	2,054	819	958

Selling, general and administrative expenses	1,570	1,564	773	733

Income from operations	197	490	46	225

Interest expense	34	70	20	31

Income before provision for income taxes	163	420	26	194

Provision for income taxes	13	15	5	9

Income from continuing operations	150	405	21	185

Loss from discontinued operations	—	(66)	—	(30)

Net income	$150	$339	$21	$155

Per share data for the six and three months ended September 30, 2002 and 2001 are as follows: Weighted average common shares and common share equivalent shares outstanding:

Basic	5,629,796	5,502,397	5,652,133	5,538,124
Diluted	7,340,658	7,428,658	7,340,658	7,428,658

Net income per share:
Basic
Income from continuing operations	$0.03	$0.07	$0.00	$0.03
Loss from discontinued operations	—	(0.01)	—	0.00
	$0.03	$0.06	$0.00	$0.03
Diluted
Income from continuing operations	$0.02	$0.05	$0.00	$0.02
Loss from discontinued operations	—	(0.01)	—	0.00
	$0.02	$0.05	$0.00	$0.02

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE SIX MONTHS ENDED SEPTEMBER 30,
	2002	2001
	(000) Omitted
Cash Flows From Operating Activities:

Net income from continuing operations	$150	$405

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	35	33
Amortization of deferred stock compensation	1	6
Changes in assets and liabilities:
Decrease in accounts receivable, net	208	384
Increase in prepaid expenses and other current assets	(131)	(47)
Decrease in inventory	197	89
Decrease (increase) in other long-term assets	2	(5)
Decrease in accounts payable	(88)	(627)
Decrease in accrued liabilities	(366)	(210)

Net cash provided by continuing operations	8	28
Net operating activities from discontinued operations	—	(16)
Net cash provided by opertions	8	12

Cash flows used in investing activities: Capital expenditures	(32)	(46)

Net cash used in investing activities	(32)	(46)

Cash flows from financing activities:
Purchase of treasury stock	—	(5)
Deferred financing costs	—	6
Payments/proceeds from loans payable, net	287	70

Net cash provided by financing activities	287	71

Net change in cash	263	37

Cash — beginning of period	4	8

Cash — end of period	$267	$45

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2002, the consolidated statements of income for the six and three months ended September 30, 2002 and 2001 and the consolidated statements of cash flows for the six months ended September 30, 2002 and 2001, have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended March 31, 2002 filed by the Company.  The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the respective full years.

NOTE B — DISCONTINUED OPERATIONS

On November 1, 2001, the measurement date, the Company approved a plan to close TF Cushing, Inc., (“TF Cushing”) a wholly owned subsidiary of the Company.  The decision was made based on TF Cushing’s declining sales over the past several years, and the Company’s opinion that a return to profitability was unlikely. The Company also felt that TF Cushing’s customer base, supplier base, and business focus (MRO (Maintenance Repair Organization) vs OEM(Original Equipment Manufacturer)) were significantly different from the Company’s core business and therefore not easily integrated into the Company’s core operations. The Company recognized a loss for the period ended December 31, 2001 from discontinued operations of approximately $80,000 (net of state net taxes of $1,400) for the seven months up to the measurement date.  The Company recognized a loss from disposal of its discontinued operations of approximately $265,000 from the measurement date to December 31, 2001.  The loss on disposal included operating losses from the measurement date of approximately $44,000, loss on disposal of inventory of approximately $70,000 and estimates for further impairment of inventory caused by the disposal decision of $100,000.

The remainder of the disposal loss included liabilities for severance and estimates for miscellaneous expenses related to the disposal of its TF Cushing subsidiary.  The Company retained TF Cushing’s remaining assets and assumed its liabilities at December 31, 2001, consisting of net accounts receivable of approximately $44,000, net inventory of approximately $15,000 and liabilities of approximately $59,000. For the six and three months ended September 30, 2001, the Company incurred a loss from discontinued operations of $66,000 and $30,000, respectively.

NOTE C — EARNINGS PER COMMON SHARE

The following table sets forth the reconciliation of the weighted average number of common shares:

	Six months ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)

Basic	5,630,141	5,502,397

Effect of Series B Convertible Preferred Stock	1,690,517	1,867,928
Effect of dilutive securities (non-vested restricted stock)	20,000	58,333
Diluted	7,340,658	7,428,658

	Three months ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)
Basic	5,652,134	5,538,124

Effect of Series B Convertible Preferred Stock	1,688,524	1,838,795
Effect of dilutive securities (non-vested restricted stock)	—	51,739
Diluted	7,340,658	7,428,658

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Income from continuing operations for the six months ended September 30, 2002 was approximately $150,000 as compared with $405,000 for the six months ended September 30, 2001.  Income from continuing operations for the three months ended September 30, 2002 was approximately $21,000 as compared with $185,000 for the three months ended September 30, 2001.  This decrease for both the six month and three month periods is principally the result of the lower sales volume.  For the six and three months ended September 30, 2001, the Company incurred a loss from discontinued operations of $66,000 and $30,000, respectively.  As a result, net income for the six months ended September 30, 2002 was $150,000 as compared with net income of $339,000 in the comparable six month period a year ago.  In addition, net income for the three months ended September 30, 2002 was $21,000 as compared with net income of $154,000  for the comparable quarter a year ago.  Given the severe downturn generally experienced in the electronic industry, the Company is pleased with these results.  Future results are somewhat dependent on the recovery in the overall electronic component market,  although the Company’s non-reliance on any one market segment helps mitigate any future negative impact.

Sales decreased by approximately $1,745,000 or 19%, for the six months ended September 30, 2002, from the comparable six month period in 2001. Sales decreased approximately $622,000 or 15%, for the three months ended September 30, 2002, from the comparable three month period a year ago.  To a significant extent “Sales” reflect shipping of past confirmed orders (i.e. “backlog”) as opposed to placement of orders during the quarter (i.e. “bookings”). During the six months ended September 30, 2002, backlog decreased approximately 31% with confirmed but unshipped orders at September 30, 2002 of approximately $2,701,000 as compared to approximately $3,891,000 at September 30, 2001. Bookings for the quarter ended September 30, 2002 decreased by 19% as compared to the same quarter in 2001, $3,412,000 compared to $4,189,000.

The Company’s gross margin improved to 24.0% for the six months ended September 30, 2002 as  compared to 22.6% for the same period last year.  The change is attributable to improved sales from higher margin product lines as well as reductions in sales from lower margin product lines, particularly during the first quarter.  For the three months ended September 30, 2002 gross margin as a percentage of sales increased slightly to 22.8% as compared to 22.7% for the comparable quarter a year ago.  During both the six and three month periods gross margin dollars decreased primarily as a result of the lower sales volume discussed above.

Selling, general and administrative expenses increased by approximately $6,000, or less than 1%, for the six months ended September 30, 2002 from the comparable previous six month period in 2001. For the three month period, selling, general and administrative expenses increased by $40,000 or 5.5% as compared to the same quarter a year ago.  The increase is primarily the result of higher payroll and employee benefit costs.

Interest expense decreased by approximately $36,000 or 51% for the six months ended September  30, 2002 and decreased by $11,000, or 35%, for the three months ended September 30, 2002, as compared to the previous six and three month periods in 2001 due to a reduction in interest rates as well as a reduction in borrowings by the Company.

                The provision for income taxes for the six and three months ended Septmeber 30, 2002 and 2001 consists principally of state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated approximately $8,000 from its operating activities during the six months ended September 30, 2002.  At September 30, 2002, the Company had working capital of $5,957,000 and its stockholders’ equity was $4,886,000.  The Company believes that its present working capital, cash generated from operations and amounts available under the loan agreement will be sufficient to meet its cash needs during the next year.

The Company’s principal credit facility is a line of credit and a term loan from the same bank lender (“Line”).  The Line is secured by substantially all of the Company’s assets including a mortgage on the 205 Express Street property.  The term of the Line runs to April 30, 2005.  Borrowings under the line of credit portion of the Line, are based on the Company’s inventory and receivables. On September 30, 2002, the Company owed $1,816,000 on the Line. The Company has an option under the Line to fix a portion or portions of the loan balance at the currently prevailing LIBOR rate for terms ranging from 30 to 180 days.  As of September 30, 2002,  in order to take advantage of the historically low interest rates currently available, the Company had $1,800,000 of the loan balance (including the long-term amount of $850,000) fixed at LIBOR rates. The weighted average interest rate on the loans outstanding at September 30, 2002 was 3.45%.  Since these LIBOR loans are for fixed terms, the Company ended the quarter with a significantly higher cash balance at September 30, 2002 ($267,000) than in prior quarters or year ends.  The Company’s relationship with its secured lender is satisfactory and the Company believes that the lending arrangement will be adequate for the foreseeable future.

The Company currently has no significant commitments for capital expenditures.

The following table presents the Company’s expected cash requirements for contractual obligations outstanding as of September 30, 2002:

	Total	Due as of 9/30/03	Due as of 9/30/04 and 9/30/05
Line of Credit (1)	$950,345		$950,435
Long-Term Debt	850,000		850,000
Operating Leases	43,000	$38,000	5,000
Total Contractual Cash Obligations	$1,843,435	$38,000	$1,805,435

(1)              The Company maintains a credit facility that, as amended in April 2002, provides for borrowings of up to $3,150,000, primarily based upon eligible accounts receivable and inventory, as defined therein.  Approximately $1,700,000 is available under the line of  credit portion of the line, of which $950,435 is outstanding at September 30, 2002.  The credit facility expires in April 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes and contingincies and litigation, on an ongoing basis.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  Under SAB 101, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonable assured.  The Company recognizes revenues at time of shipment of its products and sales are recorded net of discounts and returns.

The Company maintains allowances for doubtful accounts for estimated bad debts.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)              The Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures (as defined in SEC rules 13a-14(c) and 15d-14(c)) are effective based on an evaluation performed on October 24, 2002.

(b)             No significant changes have been made to these controls and procedures.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

                none

Item 5.  Other Information

                none

Item 6.   Exhibits and Reports on Form 8–K.

(A)         Exhibits

Exhibit	Description	Previously Filed and Incorporated by reference or Filed Herewith

3 (a)	Certificate of Incorporation of Astrex, Inc., as amended (a Delaware corporation)	Filed as Exhibit 3(a) to the Form 10-QSB of the Company for the quarter ended September 30, 1997

3 (b)	By-Laws of Astrex, Inc., as amended	Filed as Exhibit 3(b) to the Form 10-QSB of the Company for the quarter ended September 30, 1996

4	Astrex, Inc. Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	Filed as Exhibit 4 to the Form 10-QSB of the Company for the quarter ended June 30, 2000

99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(B)           Reports on Form 8-K

             None

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.

ASTREX, INC.

Date: November 11, 2002	By:	s/ Michael McGuire
Michael McGuire
Director, President and
Chief Executive Officer

Date: November 11, 2002	By:	s/ Joseph Looney
Joseph Looney
Chief Financial Officer

CERTIFICATION OF PERIODIC REPORT

I, Michael McGuire, President and Chief Executive Officer of Astrex, Inc. (the “Company”), certify that:

1.                       I have reviewed this quarterly report on Form 10QSB of Astrex, Inc.:

2.                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period presented in this quarterly report;

3.                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                     The registrant’s other certifying officer and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, simmarize and report financial data and have identified for the registrant’s auditor’s any material weakness in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

November 11, 2002

s/ Michael McGuire
Michael McGuire
President and CEO

ASTREX, INC. AND SUBSIDIARIES

CERTIFICATION OF PERIODIC REPORT

I, Joseph Looney, President and Chief Executive Officer of Astrex, Inc. (the “Company”), certify that:

1.               I have reviewed this quarterly report on Form 10QSB of Astrex, Inc.:

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period presented in this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, simmarize and report financial data and have identified for the registrant’s auditor’s any material weakness in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

November 11, 2002

s/ Joseph Looney
Joseph Looney
Chief Financial Officer