Form 10QSB
period 2002-12-31
ASTREX INC
filed 2003-02-11
CIK 8038

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 1-4530

ASTREX, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	13-1930803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of  January 31, 2003 common shares outstanding were  5,660,912 (does not include Convertible Preferred Stock).

Transitional Small Business Disclosure Format  (check one)       Yes  ☐   No  ☒

ASTREX, INC.

PART I - Financial Information

ASTREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	March 31, 2002
	(Unaudited)
	(000's) Omitted
Current Assets:
Cash	$249	$4

Accounts receivable (net of allowance for doubtful accounts of $103 at December 31, 2002 and $93 at March 31, 2002)	1,343	1,907

Inventory	4,646	5,019

Prepaid expenses and other current assets	123	57
Deferred tax asset	290	290

Total current assets	6,651	7,277

Property, plant and equipment at cost (net of accumulated depreciation of $741 at December 31, 2002 and $684 at March 31, 2002)	749	698
Other long-term assets	50	52

Total Assets	$7,450	$8,027

Current Liabilities:
Accounts payable	709	1,040
Accrued liabilities	273	723

Total current liabilities	982	1,763

Long-term debt	1,678	1,529

Shareholders' Equity:
Preferred Stock, Series A - issued, none	—	—
Convertible Preferred Stock, Series B - $.01 par value; authorized 10,000,000 shares; 1,679,747 and 1,699,151 shares issued and outstanding at December 31, 2002 and March 31, 2002 (liquidation preference of $.25 a share)	17	17
Common Stock - $.01 par value; authorized, 15,000,000 shares; issued, 6,822,998 and 6,803,593 shares at December 31, 2002 and March 31,2002	68	68
Additional paid-in capital	3,928	3,928
Retained earnings	1,115	1,061
Deferred compensation	—	(1)
Treasury stock, at cost (1,162,086 shares at December 31, 2002 and March 31, 2002)	(338)	(338)

Total shareholders' equity	4,790	4,735

Total liabilities and shareholders' equity	$7,450	$8,027

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	NINE MONTHS ENDED DECEMBER 31,		THREE MONTHS ENDED DECEMBER 31,
	2002	2001	2002	2001
	(000's) Omitted		(000's) Omitted

Net sales	$10,511	$12,601	$3,163	$3,508
Cost of sales	8,002	9,775	2,421	2,736

Gross profit	2,509	2,826	742	772

Selling, general and administrative expenses	2,388	2,254	818	690

Income (loss) from operations	121	572	(76)	82

Interest expense	48	95	14	25

Income (loss) before provision for income taxes	73	477	(90)	57

Provision for income taxes	19	21	6	6

Income (loss) from continuing operations	54	456	(96)	51

Discontinued operations:
Loss from discontinued operations, net	—	(80)	—	(14)
Loss from disposal, net	—	(265)	—	(265)

Net income (loss)	$54	$111	$(96)	$(228)

Per share data for the nine and three months ended December 31, 2002 and 2001 are as follows:
Weighted average common shares and common share equivalent shares outstanding:
Basic	5,639,704	5,547,880	5,659,520	5,635,037
Diluted	7,340,658	7,418,509	5,659,520	7,395,006

Net income (loss) per share:
Basic
Income (loss) from continuing operations	$0.01	$0.08	$(0.02)	$0.01
Loss from discontinued operations, net	—	(0.01)	—	—
Loss from disposal, net	—	(0.05)	—	(0.05)
	$0.01	$0.02	$(0.02)	$(0.04)
Diluted
Income (loss) from continuing operations	$0.01	$0.06	$(0.02)	$0.01
Loss from discontinued operations, net	—	(0.01)	—	—
Loss from disposal, net	—	(0.04)	—	(0.04)
	$0.01	$0.01	$(0.02)	$(0.03)

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE NINE MONTHS ENDED DECEMBER 31,
	2002	2001
	(000's) Omitted

Cash Flows From Operating Activities:
Net income from continuing operations	$54	$456
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	57	52
Amortization of deferred stock compensation	1	8
Changes in assets and liabilities:
Decrease in accounts receivable, net	564	848
Increase in prepaid expenses and other current assets	(66)	(23)
Decrease in inventory	373	125
Decrease in other long-term assets	2	—
Decrease in accounts payable	(331)	(888)
Decrease in accrued liabilities	(450)	(187)

Net cash provided by continuing operations	204	391
Net operating activities from discontinued operations	—	(35)
Net cash provided by operating activities	204	356

Cash flows used in investing activities:
Capital expenditures	(108)	(54)

Net cash used in investing activities	(108)	(54)

Cash flows from financing activities:
Purchase of treasury stock	—	(18)
Deferred financing costs	—	6
Payments/proceeds from loans payable, net	149	(100)

Net cash provided by (used in) financing activities	149	(112)

Net change in cash	245	190

Cash - beginning of period	4	8

Cash - end of period	$249	$198

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of December 31, 2002, the consolidated statements of income for the nine and three months ended December 31, 2002 and 2001 and the consolidated statements of cash flows for the nine months ended December 31, 2002 and 2001, have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended March 31, 2002 filed by the Company.  The results of operations for the periods ended December 31, 2002 and 2001 are not necessarily indicative of the operating results for the respective full years.

NOTE B – DISCONTINUED OPERATIONS

On November 1, 2001, the measurement date, the Company approved a plan to close TF Cushing, Inc., (“TF Cushing”) a wholly owned subsidiary of the Company.  The decision was made based on TF Cushing’s declining sales over the past several years, and the Company’s opinion that a return to profitability was unlikely. The Company also felt that TF Cushing’s customer base, supplier base, and business focus (MRO (Maintenance Repair Organization) vs OEM (Original Equipment Manufacturer)) were significantly different from the Company’s core business and therefore not easily integrated into the Company’s core operations. The Company recognized a loss for the period ended December 31, 2001 from discontinued operations of approximately $80,000 (net of state net taxes of $1,400) for the seven months up to the measurement date.  The Company recognized a loss from disposal of its discontinued operations of approximately $265,000 from the measurement date to December 31, 2001.  The loss on disposal included operating losses from the measurement date of approximately $44,000, loss on disposal of inventory of approximately $70,000 and estimates for further impairment of inventory caused by the disposal decision of $100,000.

The remainder of the disposal loss included liabilities for severance and estimates for miscellaneous expenses related to the disposal of TF Cushing.  The Company retained TF Cushing’s remaining assets and assumed its liabilities at December 31, 2001, consisting of net accounts receivable of approximately $44,000, net inventory of approximately $15,000 and liabilities of approximately $59,000. For the nine and three months ended December 31, 2001, the Company incurred a loss from discontinued operations of $80,000 and $14,000, respectively.

NOTE C – EARNINGS PER COMMON SHARE

The following table sets forth the reconciliation of the weighted average number of common shares:

	Nine months ended December 31,
	2002	2001
	(Unaudited)	(Unaudited)
Basic	5,639,704	5,547,880
Effect of Series B Convertible Preferred Stock	1,687,621	1,816,756
Effect of dilutive securities (non-vested restricted stock)	13,333	53,873
Diluted	7,340,658	7,418,509

	Three months ended December 31,
	2002	2001
	(Unaudited)	(Unaudited)
Basic	5,659,520	5,635,037
Effect of Series B Convertible Preferred Stock	—	1,714,969
Effect of dilutive securities (non-vested restricted stock)	—	45,000
Diluted	5,659,520	7,395,006

For the three months ended December 31, 2002, 1,681,138 shares of Seriex B Preferred Stock were excluded from the calcualtion of diluted loss per share as their inclusion would have been anti-dilutive.

NOTE D – ACCOUNTING FOR STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations

ASTREX, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OR OPERATIONS

RESULTS OF OPERATIONS

During the three months ended December 31, 2001, the Company approved and implemented a plan to close its wholly owned subsidiary, TF Cushing.  TF Cushing had operated as a separate Maintenance Repair Organization (“MRO”) distributor of electronic, electrical, and industrial supplies, with a customer base, supplier base and business focus (MRO vs Original Equipment Manufacturer (“OEM”)), significantly different from the Company’s core business.  Based on several years of declining sales, the potential of its two key franchises, the Company’s opinion that a return to profitability was extremely unlikely, and the Company’s opinion that TF Cushing’s business could not be efficiently integrated into its core business, the decision was made to discontinue operations.

The following discussion of results of operations is from continuing operations and, except as indicated, exclusive of the Company’s TF Cushing subsidiary.

Income from continuing operations for the nine months ended December 31, 2002 was approximately $54,000 as compared with $456,000 for the nine months ended December 31, 2001.  Loss from continuing operations for the three months ended December 31, 2002 was approximately $96,000 as compared with income of $51,000 for the three months ended December 31, 2001.  This decrease for both the nine month and three month periods is principally the result of the lower sales volume and higher expenses.  For the nine and three months ended December 31, 2001, the Company incurred a loss from discontinued operations of $80,000 and $14,000, respectively, as well as a loss from disposal of discontinued operations of $265,000.  As a result, net income for the nine months ended December 31, 2002 was $54,000 as compared with net income of $111,000 in the comparable nine month period in the prior year.  In addition, net loss for the three months ended December 31, 2002 was $96,000 as compared with net loss of $228,000  for the comparable three month period a year ago.  These results are reflective of the severe downturn that continues in the electronics industry. Future results are somewhat dependent on the recovery in the overall electronic component market,  although the Company’s non-reliance on any one market segment helps mitigate any future negative impact.

While the Company’s business is not seasonal, it is subject to factory production schedules (both of its suppliers as well as its customers).  Such production schedules generally result in reductions in activity during pre-scheduled holiday (December) and vacation (July/August) shut downs.

Sales decreased by approximately $2,090,000 or 17%, for the nine months ended December 31, 2002, from the comparable nine month period in 2001. Sales decreased approximately $345,000 or 10%, for the three months ended December 31, 2002, from the comparable three month period a year ago.  To a significant extent “Sales” reflect shipping of past confirmed orders (i.e. “backlog”) as opposed to placement of orders during the quarter (i.e. “bookings”). During the nine months ended December 31, 2002, backlog decreased approximately 4.3% with confirmed but unshipped orders at December 31, 2002 of approximately $2,807,000 as compared to approximately $2,932,000 at March 31, 2002. Bookings for the quarter ended December 31, 2002 decreased by slightly as compared to the same quarter in 2001, $3,207,000 in 2002 compared to $3,248,000 in 2001.

The Company’s gross margin improved to 23.9% for the nine months ended December 31, 2002 as  compared to 22.4% for the same period last year.  The change is attributable to improved sales from higher margin product lines as well as reductions in sales from lower margin product lines, particularly during the three month period ended June 30, 2002.  For the three months ended December 31, 2002 gross profit margin as a percentage of sales increased to 23.5% as compared to 22.0% for the comparable period a year ago.  During both the nine and three month periods ended December 31, 2002, gross margin dollars decreased primarily as a result of the lower sales volume discussed above.

Selling, general and administrative expenses increased by approximately $134,000, or 5.9%, for the nine months ended December 31, 2002 from the comparable previous nine month period in 2001. For the three month period ended December 31, 2002, selling, general and administrative expenses increased by $128,000 or 18.6% as compared to the three months ended December 31, 2001.  The increase is primarily the result of increased payroll and employee benefit and insurance costs as well as an increase in bad debts expense.

Interest expense decreased by approximately $47,000 or 49.5% for the nine months ended December  31, 2002 and decreased by $11,000, or 44.0%, for the three months ended December 31, 2002, as compared to the previous nine and three month periods ended December 31, 2001 due to a reduction in interest rates as well as a reduction in borrowings by the Company.

The provision for income taxes for the nine and three months ended December 31, 2002 and 2001 consists principally of state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated approximately $204,000 from its operating activities during the nine months ended December 31, 2002.  At December 31, 2002, the Company had working capital of $5,669,000 and its stockholders’ equity was $4,790,000.  The Company believes that its present working capital, cash generated from operations and amounts available under the loan agreement will be sufficient to meet its cash needs during the next year.

The Company’s principal credit facility is a line of credit and a term loan from the same bank lender (“Line”).  The Line is secured by substantially all of the Company’s assets including a mortgage on the Company’s 205 Express Street property.  The term of the Line runs to April 30, 2005.  Borrowings under the line of credit portion of the Line, are based on the Company’s inventory and receivables. On December 31, 2002, the Company owed $1,678,000 on the Line. Approximately $1,472,000 is available under the line of credit portion of the line at December 31, 2002.  The Company has an option under the Line to fix a portion or portions of the loan balance at the currently prevailing LIBOR rate for terms ranging from 30 to 180 days.  As of December 31, 2002,  in order to take advantage of the historically low interest rates currently available, the Company had $1,650,000 of the loan balance (including the long-term amount of $850,000) fixed at LIBOR rates. The weighted average interest rate on the loans outstanding at December 31, 2002 was 3.17%.  Since these LIBOR loans are for fixed terms, the Company ended the quarter with a significantly higher cash balance at December 31, 2002 ($249,000) than in certain prior periods.  The Company’s relationship with its secured lender is satisfactory and the Company believes that the lending arrangement will be adequate for the foreseeable future.

The Company currently has no significant commitments for capital expenditures.

The following table presents the Company’s expected cash requirements for contractual obligations outstanding as of December 31, 2002:

	Total	Due as of 12/31/03	Due as of 12/31/04 and 12/31/05

Line of Credit (1)	$828,000		$828,000
Long-Term Debt	850,000		850,000
Operating Leases	30,000	$30,000	—
Total Contractual Cash Obligations	$1,708,000	$30,000	$1,678,000

(1)              The Company maintains a credit facility that, as amended in April 2002, provides for borrowings of up to $3,150,000, primarily based upon eligible accounts receivable and inventory, as defined therein.  Approximately $2,300,000 is available under the line of  credit portion of the line, of which $828,000 is outstanding at December 31, 2002.  The credit facility expires in April 2005.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

(a)              The Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures (as defined in SEC rules 13a-14(c) and 15d-14(c)) are effective based on an evaluation performed on January 24, 2003.

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

ASTREX, INC. AND SUBSIDIARIES

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

(B)           Reports on Form 8-K:

None

ASTREX, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.

ASTREX, INC.

Date: February 11, 2003	By:	/s/ Michael McGuire
Michael McGuire
Director, President and
Chief Executive Officer

Date: February 11, 2003	By:	/s/ Joseph Looney
Joseph Looney
Chief Financial Officer

ASTREX, INC. AND SUBSIDIARIES

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

4.                     The registrant’s other certifying officer and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

February 11, 2003

/s/ Michael McGuire
Michael McGuire
President and CEO

I, Joseph Looney, Chief Financial Officer of Astrex, Inc. (the “Company”), certify that:

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

February 11, 2003

/s/ Joseph Looney
Joseph Looney
Chief Financial Officer