Form 10KSB
period 2003-03-31
ASTREX INC
filed 2003-06-30
CIK 8038

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

Commission file number 1-4530

ASTREX, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	13-1930803
(State of incorporation)	(IRS Employer Identification No.)

205 Express Street, Plainview, New York 11803
(Address of principal executive offices) (Zip Code)

516 - 433-1700
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act: None

SECURITIES REGISTERED PURSUANT TO 12 (g) OF THE EXCHANGE ACT:

Common Stock, $.01 Par Value
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to each filing requirements for the past 90 days.  Yes  ☒  No. ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year.  $13,745,687.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $935,357 as of June 18, 2003 [assumes conversion of Convertible Preferred Stock (See Item 5)].

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  5,691,053 shares of Common Stock and 1,628,156 shares of Series B Convertible Preferred Stock as of June 18 2003.

ASTREX, INC.

CROSS REFERENCE SHEET

Item required by Form 10-KSB			Location of Item

Item 1.	–	Description of Business	Item 1.		Business

Item 2.	–	Description of Property	Item 2.		Description of Property

Item 3.	–	Legal Proceedings	Item 3.		Legal Proceedings

Item 4.	–	Submission of Matters to a Vote of Security Holders	Item 4.		Submission of Matter to a Vote of Security Holders

Item 5.	–	Market for Common Equity and Related Shareholder Matters	Item 5.		Market for Registrant’s Common Equity and Related Shareholder Matters

Item 6.	–	Management’s Discussion and Analysis or Plan of Operation	Item 6.		Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7.	–	Financial Statements	Item 13.		Exhibits, Financial Statements and Reports on Form 8-K

Item 8.	–	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	Item 8.		Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9.	–	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act	Item 9.		Directors and Executive Officers of the Company; Compliance with Section 16(a) of the Exchange Act

Item 10.	–	Executive Compensation	Item 10.		Executive Compensation

Item 11.	–	Security Ownership of Certain Beneficial Owners and Management	Item 11.		Security Ownership of Certain Beneficial Owners and Management

Item 12.	–	Certain Relationships and Related Transactions	Item 12.		Certain Relationships and Related Transactions

Item 13.	–	Exhibits and Reports on Form 8-K	Item 13.		Exhibits, Financial Statements and Reports on Form 8-K

Item 14.	–	Controls and Procedures	Item 14.	–	Controls and Procedures

Part I

When used herein, the words “believe,” “anticipate,” “think,” “intend,” “will be,” “expect,” “foresee” and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements speak only as of the date hereof, are not guarantees of future performance, events or trends and involve certain risks and uncertainties including those discussed herein, which could cause actual results to differ materially from those in the forward-looking statements.  Readers are cautioned not to place undue reliance on the forward-looking statements.  Readers are also urged carefully to review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including, without limitation, the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”  All references to fiscal year are to the Company’s fiscal year which ends on March 31.

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

The Company has 48 employees, principally at its facility in Plainview, New York and carries in inventory over 25,000 different electronic parts from approximately 20 manufacturers, including Amphenol Corporation, Hirose Electric (USA), Inc., Hypertronics Corporation, ITT Cannon, ITW Switches, Litton Winchester Electronics, Micro Switch (division of Honeywell, Inc.), Packard Hughes Interconnect, and WPI Salem Division (Wire Pro).  While the Company sells a portion of this inventory without any further value enhancements, a significant portion of its sales consists of components assembled to customer specifications. The Company’s sales are worldwide with a concentration in the Northeast and Mid-Atlantic States.  The Company serves more than 2,000 active customers representing a broad range of electronics users from major original equipment manufacturers, to engineering firms and research and educational institutions.  The Company’s largest industry markets include the defense, aerospace, industrial equipment, and computer industries.

Approximately 89% of the products sold by the Company are connectors.  A connector links electronic components together and generally consists of a shell, insert, contacts and adaptive hardware.  Each of these four parts has many variations and can be assembled together in almost unlimited combinations.  Connectors generally range in price, depending on design, complexity, use, and availability from a few cents to $2,500 a connector.  The Company has traditionally emphasized the sale of connectors that meet a higher standard of reliability and performance including those meeting United States military specifications.  Most of the connectors sold by the Company range in price from $5 to $150 each.

The Company has the capacity to both assemble and test connectors to customer’s specifications, which is a capability that some of its competitors do not have.  The assembly capability also enables the

Company to inventory fewer finished parts and to deliver a wider variety of finished connectors, substantially enhancing service to its customers.  During the fiscal year ended March 31, 2003, connector sales represented 89% of total sales.

The other products sold by the Company, representing approximately 11% of Company’s total sales, are devices that control or regulate the flow of electricity to or within components, including relays and switches that control electric current by opening or closing an electric circuit.

Assembly of military specification connectors, a significant part of the Company’s business, usually requires government approval to manufacture, and sell certain products for government use.  The Company has such approvals as are necessary for the military specification connectors it assembles and does not foresee any future problems with respect to such approvals.

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

As of March 31, 2003 the Company’s net inventory aggregated approximately $4,492,000 of which approximately 97% consisted of connectors.  While manufacturers generally do not give distributors, such as the Company, the absolute right to return unsold inventory, it is the policy of many manufacturers to protect or partially protect franchised distributors, such as the Company, against the potential write-down of inventories due to technological change or manufacturer’s price reductions. Similarly, a manufacturer who elects to terminate a franchise may be required to purchase from the distributor a substantial, if not the total, amount of its product carried in inventory. No assurance can be given however, that these industry practices will continue.

The Company serves more than 2,000 active customers representing a broad spectrum of electronic users ranging from major original equipment manufacturers to engineering firms and research and educational institutions.  Such customers include manufacturers in the aerospace, industrial, defense and computer industries.  No single customer accounted for more than 10% of sales, during the years ended 2003 and 2002.

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

For the fiscal year ended March 31, 2003 and 2002, 62% and 70% of the Company’s sales, respectively, were in the Northeast and Mid-Atlantic States with 27% and 18% of sales, respectively to other parts of the country.  Export sales were 11% and 12% of the Company’s net sales in 2003 and 2002, respectively.

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

Recent Developments

On November 1, 2001, the Company approved a plan to close TF Cushing, Inc., (TF Cushing) a wholly owned subsidiary of the Company.  TF Cushing was primarily a Maintenance Repair Organization (“MRO”) seller of switches.  The decision was made based on TF Cushing’s declining sales over the past several years, and the Company’s opinion that a return to profitability was unlikely. The Company also felt that TF Cushing’s customer base, supplier base, and business focus (MRO vs Original Equipment Manufacturer, “OEM”) were significantly different from the Company’s core business and therefore not easily integrated into the Company’s core operations. At December 31, 2001, the Company recognized a loss from discontinued operations of approximately $80,000 (net of taxes of approximately $1,400) for the period April 30, 2001 through the measurement date.  The Company recognized a loss from disposal of its discontinued operations of approximately $265,000 from the measurement date to December 31, 2001.  The loss on disposal includes operating losses from the measurement date of approximately $44,000, loss on disposal of inventory of approximately $70,000 and estimates for further impairment of inventory caused by the disposal decision of $100,000. The remainder of the disposal loss includes liabilities for severance and estimates for miscellaneous expenses related to the disposal of TF Cushing.

During the fiscal year ended March 31, 2003, the Company purchased an additional 21,449 shares of its common stock for $5,041 in a private transaction.  This is in addition to the 103,000 shares of its common stock the Company purchased during the fiscal year ended March 31, 2002 for $29,825 in open market transactions.

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

Backlog

At April 1, 2003, the Company’s total backlog of confirmed, unfilled orders, was approximately $2,855,000, a decrease of 2.6% from the April 1, 2002 backlog of $2,932,000.  The Company expects almost the entire backlog to be shipped before the end of the fiscal year ending March 31, 2004.  The backlog at year-end is not necessarily indicative of sales for any specific subsequent period.

Compliance with Environmental Laws

In the fiscal years ended March 31, 2003 and 2002 the Company expended less than $10,000 in order to comply with environmental laws with respect to the Plainview building.  The Company has had no other expenditures with respect to such laws in that time period.

Employees

As of March 31, 2003 the Company had 48 employees.  The Company’s senior operating personnel are located at its Plainview, New York, some of whom have been with the Company for more than 15 years.  Management believes that its relations with its employees are satisfactory.

Item 2.  Properties.

Through its wholly owned subsidiary, AVest, Inc., the Company owns a 22,000 square foot building at 205 Express Street, Plainview, New York which is subject to a mortgage described in more detail below in Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources.  The Company’s principal executive offices occupy approximately 750 square feet of that building with the balance of the building space constituting office, warehouse and assembly facilities for the Company.  The property is adequately covered by insurance and there are at present no significant renovation, improvement or development plans with respect to the facility.  In addition the Company presently maintains sales offices in Endwell, New York (1,500 square feet, $475 monthly rent, with a month-to-month occupancy under a lease that expired December 31, 2000), Willow Grove, Pennsylvania (1,323 square feet, $1,838 monthly rent, month-to-month occupancy under a lease which expired June 1, 1999) and Woburn, Massachusetts (1,058 square feet, $34,000 annual rent, under a lease that expires November 30, 2005, with annual rent reduced to $21,000 beginning on December 1, 2003).  All of the Company’s premises are adequate for the Company’s current and foreseeable requirements.  The Company has no present plans to significantly renovate or improve any of its leased properties.

During fiscal year ended March 31, 1998 the Company made a long-term investment of $50,000 in a real estate investment partnership, which owns and leases commercial property.  The investment is being held for income generated from it’s interest in the partnership.  The income was approximately $12,000 and $11,000 for fiscal years 2003 and 2002, respectively.  The Company may engage in such investments in the future but has no present plans to do so and has formulated no policies with respect to any possible future real estate investments.

Item 3.  Legal Proceedings.

As of March 31, 2003 and the date hereof there was no litigation pending against or on behalf of the Company or its properties.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the February 11, 2003 Annual Meeting of the Company for the fiscal year ended March 31, 2002, Mr. Howard Amster and Mr. John C. Loring were elected as Class III directors for a term of three years and until a successor is elected and shall have been qualified to so serve.  The other Astrex directors are Mark Schindler, David S. Zlatin and Michael McGuire.  The voting tally at the meeting was as follows:

	For	Against	Abstain & Broker Nonvotes
Mr. Howard Amster
Common votes	5,248,320	103,951	0
Preferred votes	14,061,672	27,828	0

	For	Against	Abstain & Broker Nonvotes
Mr. John C. Loring
Common votes	5,248,292	103,979	0
Preferred votes	14,063,568	25,932	0

In addition, at the February 11, 2003 Annual Meeting of the Company, the Company’s shareholders ratified the adoption of the Astrex, Inc. 2003 Incentive and Non-Incentive Stock Option Plan.  The vote tally for such ratification was as follows:

	For	Against	Abstain & Broker Nonvotes
Ratification of the Plan
Common votes	3,670,557	78,655	32,338
Preferred votes	13,848,480	124,164	116,856

Part II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock (“Astrex Common Stock”) trades on the over-the-counter market, “electronic Bulletin Board” under the symbol “ASXI”. The following table sets forth the high and low closing bid prices for Astrex Common Stock. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, are approximate and may not necessarily represent actual transactions.

Fiscal Year & Quarter		High Closing Bid	Low Closing Bid
2002	First Quarter	.35	.27
	Second Quarter	.33	.28
	Third Quarter	.29	.27
	Fourth Quarter	.30	.25
2003	First Quarter	.26	.21
	Second Quarter	.48	.21
	Third Quarter	.30	.21
	Fourth Quarter	.34	.22

For purposes of the disclosure of the aggregate market value of the voting stock held by non-affiliates as set forth on page 1 of this Report, the Company has used the price of .29 cents per share,

which is the average of the reported closing bid and ask prices on June 18, 2003 and assumes the conversion of Preferred Stock.

The Company’s shareholders ratified the adoption of the 2003 Incentive and Non-Incentive Stock Option Plan at the annual shareholders meeting held on February 11, 2003.  The Plan provides for an aggregate of 1,000,000 shares of the Company’s Common Stock upon the exercise of options granted under the Plan.  To date no options have been granted under the Plan.

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

As of March 31, 2003, 220,546 shares of Series B Convertible Preferred Stock have been converted into the Company’s common stock.

As of June 18, 2003, not including treasury shares, there were 5,691,053 shares of the Company’s common stock outstanding and held by 328 holders of record and 1,628,156 shares of the Company’s preferred stock outstanding and held by 751 holders of record.

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

The Company’s earnings from operations for the fiscal year ended March 31, 2003 was approximately $139,000 versus approximately $706,000 for the fiscal year ended March 31, 2002.  Earnings before income tax expense (benefit) and discontinued operations was approximately $82,000 for the fiscal year ended March 31, 2003 versus approximately $563,000 for the fiscal year ended March 31, 2002.  The decrease in income is primarily attributable to a decrease in net sales of 18.6%.  Net sales for the fiscal year ended March 31, 2003 decreased approximately $3.2 million or 18.6% from approximately $16.9 million for the fiscal year ended March 31, 2002 to approximately $13.7 million.  Given the severe downturn generally experienced in the electronic distribution industry the Company believes that these results compare very favorably with the results of other companies in the electronics distribution industry.  Future results are somewhat dependent on the overall electronic component market, although the Company’s non-reliance on any one market segment should help to mitigate future negative impact.

At April 1, 2003, the Company’s total backlog of confirmed, unfilled orders was approximately $2,855,000 a decrease of 2.6% from the April 1, 2002 backlog of $2,932,000.

The Company’s gross profit improved as a percentage of revenues from 23.0% in fiscal 2002 to 23.9% for the fiscal year ended March 31, 2003.  The improvement is attributable primarily to an increase in sales of products with a higher gross margin.  The decrease in absolute gross profit is primarily attributable to the decrease in net sales as noted above.

Selling, general and administrative expenses decreased by approximately 2% or approximately $64,000 for the fiscal year ended March 31, 2003, as compared to the fiscal year ended March 31, 2002.  The decrease is due to lower salaries and advertising costs partially offset by higher employee benefits and insurance costs.

Interest expense, net decreased to approximately $57,000 in fiscal year ended March 31, 2003 from $118,000 in fiscal year ended March 31, 2002.  This was due to a decrease in interest rates as well as a decrease in borrowings in fiscal year 2003.

Liquidity and Capital Resources

The Company generated approximately $266,000 in cash from operations in fiscal year 2003.  At March 31, 2003, the Company had working capital of $5,400,000 and its shareholders’ equity was approximately $4,800,0000.  The Company believes that its present working capital, cash generated from operations and amounts available under its present credit facility discussed below will be sufficient to meet its cash needs during the next year.

The Company’s principal credit facility (“Line”) is a collateralized borrowing agreement with a bank, which was entered into on July 9, 1997.  This Line includes a line of credit, with borrowings based on eligible accounts receivable and inventory, and, since May 14, 1999, a term loan collateralized by a mortgage on the 205 Express Street property.  The Line is secured by substantially all of the

Company’s assets.  During the fiscal year ended March 31, 1999 the provisions of the Line were modified to reduce the interest rate, increase the maximum availability and extend the then term.  Since that time, on May 14, 1999, the Line was further modified to increase the overall borrowing availability by converting a negative pledge on the Company’s 205 Express Street property to a mortgage securing a term loan and extending the term of the Line to April 30, 2002.

On April 30, 2002, the Company renewed its collateralized lending agreement with its bank, as amended, with the same terms and conditions as above except for an increase in the inventory availablity maximum from $1,000,000 to $1,500,000.  The Company’s credit facility allows for borrowings of up to 85% of its eligible accounts receivable and 25% of its eligible net inventory up to a maximum of $3,150,000 under the line of credit, and provides a term loan of $850,000 collateralized by a mortgage on the 205 Express Street property.  The term loan and the mortgage both mature on April 30, 2005.  Interest is payable monthly at short-term, fixed-rate borrowings, for fixed amounts at LIBOR plus 1-1/2%, or daily borrowing at the bank’s prime rate or a mixture of the two.

At March 31, 2003 the Company had outstanding borrowings of $1,403,000 which included $553,000 on the line of credit and $850,000 on the term loan.  At March 31, 2003, the Company and had approximately $2.0 million available under the line of credit portion of the Line.  The Company has the option under the Line to fix a portion or portions of the loan balance at the currently prevailing LIBOR rate for terms ranging from 30 to 180 days.  As of March 31, 2003, in order to take advantage of historically low interest rates currently available, the Company had $1,350,000 of the loan balance (including the long-term amount of $850,000) fixed at LIBOR rates.  The weighted average interest rate on the loans outstanding at March 31, 2003 was 3.03%.  The Company’s relationship with its secured lender is satisfactory and the Company believes that the lending arrangement will be adequate for the foreseeable future.

The Company believes that the relatively moderate rates of inflation in the year 2003 and 2002 have not had a significant impact on sales and profitability.

The Company currently has no significant commitments for capital expenditures.

The following table presents the Company’s expected cash requirements for contractual obligations outstanding as of March 31, 2003:

	Total	Due as of 3/31/04	Due as of 3/31/05 and 3/31/06

Line of Credit(1)	$553,000		$553,000
Term Loan	850,000		850,000
Operating Leases	44,000	$30,000	14,000
Total Contractual Cash Obligations	$1,447,000	$30,000	$1,417,000

(1)                The Company maintains a credit facility that, as amended in April 2002, provides for borrowings of up to $3,150,000, primarily based upon eligible accounts receivable and inventory, as defined therein.  Approximately $2,000,000 is available for future borrowings under the line of credit, of which $553,000 is outstanding at March 31, 2003.  The credit facility expires in April 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The Company evaluates its estimates, including those related to bad debts, inventories, income taxes and contingincies and litigation, on an ongoing basis.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

The Company’s accounts receivable are due from businesses and governmental agencies primarily in the defense, aerospace, industrial equipment and computer industry markets. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required.  Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company’s historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria for extraordinary classification. Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules.  SFAS No. 145 also contains other nonsubstantive corrections to authoritative accounting literature.  The changes related to debt extinguishment were effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting were effective for transactions occurring after May 15, 2002. SFAS No. 145 has not had, and is not expected to have a material impact on the financial position and results of operations of the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 had no impact on the financial position and results of operations of the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 had no impact on the financial position and results of operations of the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements.  The Company is currently evaluating the effect of the adoption of SFAS No. 149 on its financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the year ended December 31, 2003. The Company is currently evaluating the effect of the adoption of SFAS No. 150 on its financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued.  The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements for periods ending after December 15, 2002.  The adoption of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  A variable interest entity may be essentially passive or it may engage in activities on behalf of another company.  Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  FIN No. 46’s consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The Company has adopted the disclosure provisions of FIN No. 46 effective January 31, 2003.  The Company does not anticipate that the adoption of the consolidation requirements of FIN No. 46 will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In November 2002, the Emerging Issues Task Force reached a consensus opinion of EITF 00-21, “Revenue Arrangements with Multiple Deliverables”.  That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met.  The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions.  Applicable revenue criteria should be considered separately for each separate unit of accounting.  EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, “Accounting Changes.”  The Company is still evaluating the impact of the adoption of EITF 00-21 on its financial statements.

Item 7.   Financial Statements and Supplementary Data.

Pages F-1 et. seq. of this Form 10-KSB are by this reference incorporated herein.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Part III

Item 9.  Directors and Executive Officers of the Company; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth for current officers and directors: (i) that person’s name, (ii) if applicable the Director Class elected to, (iii) all positions with the Company held by that person, (iv) that person’s age, (v) that person’s principal occupation for the past five years and (vi) with respect to directors, the date on which that person first became a director of the Company.  Unless otherwise indicated, each person has held the position shown, or has been associated with the named employer in an executive capacity, for more than five years.  The terms of the current directors are for three years or until their respective successors are elected and qualified.  The Class I, Class II and Class III expire in 2003, 2004 & 2005, respectively.  The terms of the classes of directors are staggered in order of roman numeral class number so that one class of directors is elected each year.    The terms of officers expire at the pleasure of the Board of Directors.

Name, Age, Cal. Year First Became a Director or Officer & Director Class if applicable	Principal Occupation
Howard Amster Director 54 - since 1992 Class III Director

Principle with Ramat Securities, LTD., Beachwood, Ohio.  Director, Geauga Savings Bank, a northern Ohio savings and loan; Director, Horizon Group Properties Inc., Chicago, IL, a real estate company; Director of Prime Retail, Inc., Baltimore,MD, a retail outlet and a Director of Wilshire Financial Services, Portland, OR a savings and loan.

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

Joseph Looney CFO, Executive Vice President, Treasurer and Secretary 45 - since 2002

Mr. Looney, a Certified Public Accountant, joined the Company in 2002.  From 1996-2002 he was the CFO, VP Finance and Assistant Secretary of Manchester Technologies, Inc., a network integrator and reseller of computer products. From 1984-1996 he was employed by KPMG LLP , at increasing levels of responsibility including as a Senior Audit Manager at the end of his tenure at such firm.

Mark Schindler Director 80 - since 1960 Class II Director

Mr. Schindler is a self-employed consultant, private investor, and had been a partner in Madison Venture Capital II, Inc., New York, New York.  Mr. Schindler is also a Vice President, Secretary and Director of Kushi Natural Foods Corp. and formerly owned his own electronics distribution business.  Mr. Schindler was one of the original founders of Astrex, Inc.

David S. Zlatin Director 50 - since 1993 Class II Director	Chief Operating Officer of Ramat Securities, Ltd., Rabbi and private investor.

Messrs. Loring, Michael McGuire and Zlatin are members of the Board’s Executive Committee.  In addition John Loring is Chairman and Secretary of the Company’s wholly owned subsidiary AVest, Inc. and David Zlatin is President and Treasurer of AVest, Inc.  They are also AVest’s two directors.

The Company has adopted a Code of Ethics.  Any person may request a copy of the Company’s Code of Ethics free of charge by sending a postcard or letter to the Company by regular mail requesting a copy and including a return address.

The Company is not required to have an audit committee at this time.  The Company believes that the cost and expense of maintaining an audit committee would be significant and the board has sufficient independent directors with financial background to represent public stockholders in matters involving the financial statements, reporting and audit issues.  The Company also believes that the cumulative financial expertise of the current independent directors will properly represent the interests of the public stockholders with respect to financial issues that arise and that the cost of retaining an additional financial expert is outweighed by the cumulative financial knowledge currently represented on the Board of Directors.

Section (16a) Beneficial Ownership Reporting Requirement

The Company is not aware of any person who failed to file on a timely basis any reports relating to the Company required by Section 16(a) of the Securities Exchange Act during the fiscal year that ended March 31, 2003.

Item 10.  Executive Compensation.

The following table shows information concerning the compensation paid or awarded by the Company and its subsidiaries for services to its Chief Executive Officer, its Executive Vice President of Sales and Marketing and its Chief Financial Officer during fiscal years ended March 31, 2003, 2002 and 2001.  Other then Mr. Michael McGuire, Mr. Miller and Mr. Looney there were no executive officers of the Company whose compensation was or exceeded $100,000.  The Company (i) has no retirement, pension, profit sharing, stock option, stock appreciation rights or long term incentive plans for the years in question,  (ii) has not awarded any bonuses during or for the years in question, except as set forth in the table below, and to two other executive officers, and  (iii) has no employment contracts or termination of employment and change of control arrangements for any of the Company’s executive officers.

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

On July 5, 2000, 20,000 and 10,000 shares of the Company’s Common Stock were awarded to Mr. Michael McGuire and Mr. Wayne Miller, respectively.  These shares are subject to forfeiture to the extent they leave the employ of the Company prior to June 30, 2002.  All of these shares vested on June 30, 2002.  Mr. Michael McGuire received an additional 20,000 shares of the Company’s Common Stock subject to forfeiture if he takes certain actions prior to July 31, 2001. These shares became fully vested on August 1, 2001.  All Common Stock issued in July 2000 participated in the Preferred Stock dividend.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards
(a)	(b)	(c)	(d)		(f)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Restricted Stock Awards ($)
Michael McGuire	2003	$286,991	—		—
CEO & President	2002	$244,798	$88,000		—
	2001	$240,869	$177,260		$28,050	(1)(2)

Wayne Miller(3)	2003	$119,435	—		—
Executive Vice President of Sales	2002	$121,471	—		—
& Marketing	2001	$113,305	$26,600		$15,450	(1)(2)

Joseph Looney(4)	2003	$167,477	$25,000	(5)	—
CFO, Executive Vice President,	2002	—	—		—
Treasurer and Secretary	2001	—	—		—

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

(3)          Mr. Miller resigned his position with the Company in January 2003.

(4)          Mr. Looney began employment with the Company in July 2002.

(5)          Mr. Looney has been awarded a bonus of $25,000 in connection with his employment with the Company.  Such bonus will be paid through the issuance of 93,000 shares of Astrex, Inc. common stock, subject to Board of Directors approval.

The Board of Directors held 2 formal meetings during fiscal year ended March 31, 2003.  Each of the directors of the Company attended each of those meetings.  During that fiscal year the Board of Directors had one active standing committee, the Executive Committee, composed of Messrs. Amster (through fall of 2002), Loring, McGuire and Zlatin (beginning fall of 2002).  For the fiscal year ended March 31, 2003 each director not a full time employee of the Company received reimbursement of actual expenses and a director fee of $5,000 paid in two installments.  In addition, during the fiscal year ended March 31, 2003, Mr. Loring for services as Chairman of the Board and as a member of the Executive Committee received $35,000 and $55,000 respectively and $5,000 for ordinary office expenses, and Mr. Amster for services as a member of the Executive Committee received $36,667. During the fiscal year ended March 31, 2002, Messrs. Amster and Loring were also each awarded a bonus of $22,000.

At the Annual Meeting of Stockholders of Astrex, Inc. held on February 11, 2003, the Company’s stockholders ratified the approval by the Board of Directors of the Incentive and Non-Incentive Stock Option Plan (“Plan”).  To date no options have been granted under the Plan.  See Items 5 and 11 for additional information on this Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the number and percentage of shares of the Company’s common stock beneficially owned as of June 18, 2003 by persons who are known (based on the Company’s review of Forms 13G and 13D delivered to the Company) by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock as of that date, and the directors of the Company and its chief executive officer, and all officers and directors of the Company as a group.  For purposes of this Report, beneficial ownership is defined in accordance with Rule 13d-3 of the Securities and Exchange Commission to mean generally the power to vote or dispose of shares, regardless of any economic interest therein.  The persons listed have direct sole voting power and direct sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.

Beneficial Holders Of More Than 5% Of Common Stock and Preferred Stock, Series B

Title and Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percentage Of Class
Common Stock	Howard Amster (9) 205 Express Street Plainview, New York 11803	1,180,565	(1)	19.88	%(2)
Common Stock	John C. Loring(9) 205 Express Street Plainview, New York 11803	2,401,710	(3)(4)(5)	38.47	%(2)
Common Stock	Michael McGuire(9) 205 Express Street Plainview, New York 11803	483,967	(6)(7)(8)	8.43	%(2)

Officer and Director Holdings Of Common Stock and Preferred Stock, Series B

Title and Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percentage Of Class
Common Stock	Howard Amster (9)	1,180,565	(1)	19.88	%(2)
Common Stock	John C. Loring(9)	2,401,710	(3)(4)(5)	38.47	%(2)
Common Stock	Michael McGuire(9)	483,967	(6)(7)(8)	8.43	%(2)
Common Stock	Mark Schindler(9)	1,932	(10)	*	(2)
Common Stock	David S. Zlatin	0		*	(2)
Common Stock	All Other Officers(9)	26,667	(11)	*	(2)
Common Stock	All Officers and Directors as a group (6 persons)(1)(3)(4)(5)(6)(7)(8)(10)(11)	4,093,841		61.60	%(2)

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

(11)   Includes 6,667 shares of common stock issuable upon conversion of an equal number of shares of Convertible Preferred Series B stock which is eligible to convert.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exervise of outstanding options, warrants or rights	Weighted Average Exercise Price of outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance

	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,000,000 options to purchase common stock	-0-	1,000,000 options to purchase common stock

Equity compensation plans no approved by security holders	-0-	-0-	-0-

Total	1,000,000 options to purchase common stock	-0-	1,000,000 options to purchase common stock

Item 12.  Certain Relationships and Related Transactions.

None

PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1)	Financial Statements

Reports of Independent Certified Public Accountants

Consolidated Balance Sheet as of March 31, 2003

Consolidated Statements of Earnings for the years ended March 31, 2003 and 2002

Consolidated Statement of Shareholders’ Equity for the years ended March 31, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended March 31, 2003 and 2002

Notes to Consolidated Financial Statements

(a)(3)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

Exhibit	Description	Previously Filed and Incorporated by reference or Filed Herewith

3 (a)	Certificate of Incorporation of Astrex, Inc., as amended (a Delaware corporation)	Filed as Exhibit 3(a) to the Form 10-QSB of the Company for the quarter ended September 30, 1997

3 (b)	By-Laws of Astrex, Inc., as amended	Filed as Exhibit 3(b) to the Form 10-QSB of the Company for the quarter ended September 30, 1996

4	Astrex, Inc. Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	Filed as Exhibit 4 to the Form 10-QSB of the Company for the quarter ended June 30, 2000

10(a)	Amendment No. 3 To Credit and Security Agreement dated May 14,1999.	Filed as Exhibit 10(a) to the Form 10-QSB of the Company for the quarter ended June 30, 1999

10(b)	Second Amended and Restated Revolving Credit Promissory Note dated May 14, 1999	Filed as Exhibit 10(b) to the Form 10-QSB of the Company for the quarter ended June 30, 1999

10(c)	Term Loan Promissory Note, dated May 14, 1999	Filed as Exhibit 10(c) to the Form 10-QSB of the Company for the quarter ended June 30, 1999

10(d)	Guaranty Confirmation Agreement (With Modifications), dated May 14, 1999	Filed as Exhibit 10(d) to the Form 10-QSB of the Company for the quarter ended June 30, 1999

10(e)	Mortgage from Avest, Inc. To Fleet National Bank, dated May 14, 1999	Filed as Exhibit 10(e) to the Form 10-QSB of the Company for the quarter ended June 30, 1999

10(f)	Amendment No. 4 To Credit and Security Agreement dated April 30, 2002.	Filed herewith as Exhibit 10(a)

10(g)	Third Amended and Restated Revolving Credit Promissory Note dated April 30, 2002.	Filed herewith as Exhibit 10(b)

10(h)	Amended and Restated Term Loan Promissory Note, dated April 30, 2002	Filed herewith as Exhibit 10(c)

10(i)	Guaranty Confirmation Agreement, dated April 30, 2002	Filed herewith as Exhibit 10(d)

21	Subsidiaries of the registrant	Filed as Exhibit 21 to Form 10-KSB/A-1 of the Company for the year ended March 31, 1998

99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(b)                                 No Current Reports on Form 8-K were filed by the Company.

Item 14.  Controls And Procedures

Within the 90 day period prior to the filing of this Annual Report on Form 10-KSB, the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934.

The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be detected.  The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based upon the Evaluation of disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that, subject to the limitations noted above, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and the Company's consolidated subsidiary would be made known to them by others within those entities to allow timely decisions regarding required disclosures.  There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTREX, INC.
(Registrant)

		by	/s/ Michael McGuire
Michael McGuire, President
and Chief Executive Officer
(principal executive officer)

Dated:	June 30, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John C. Loring		/s/ Michael McGuire
John C. Loring Chairman of the Board		Michael McGuire, Director,
and Director

Dated:	June 30, 2003	Dated:	June 30, 2003

/s/ Howard Amster		s/ Mark Schindler
Howard Amster, Director		Mark Schindler, Director

		Dated:	June 30, 2003
Dated:	June 30, 2003

/s/ David S. Zlatin		/s/ Joseph Looney
David S. Zlatin, Director		Joseph Looney, CFO, Executive Vice President, Treasurer and Secretary
(principal financial and accounting officer)
Dated:	June 30, 2003
		Dated:	June 30, 2003

ASTREX, INC. AND SUBSIDIARIES

CERTIFICATION OF ANNUAL REPORT

I, Michael McGuire, President and Chief Executive Officer of Astrex, Inc. (the “Company”), certify that:

1.                     I have reviewed this annual report on Form 10-KSB of Astrex, Inc.:

2.                     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                     The registrant’s other certifying officer and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process,

summarize and report financial data and have identified for the registrant’s auditor’s any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

June 30, 2003

s/ Michael McGuire
Michael McGuire
President and CEO

ASTREX, INC. AND SUBSIDIARIES

CERTIFICATION OF ANNUAL REPORT

I, Joseph Looney, Chief Financial Officer of Astrex, Inc. (the “Company”), certify that:

1.               I have reviewed this annual report on Form 10-KSB of Astrex, Inc.:

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor’s any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

June 30, 2003

s/ Joseph Looney
Joseph Looney
Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders

Astrex, Inc.

We have audited the accompanying consolidated balance sheet of Astrex, Inc. and subsidiaries (the “Company”) as of March 31, 2003 and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astrex, Inc. and subsidiaries as of March 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Melville, New York
May 30, 2003

Astrex, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

March 31, 2003

ASSETS

CURRENT ASSETS
Cash	$1,950
Accounts receivable (net of allowance for doubtful accounts of $67,660)	1,613,432
Inventory	4,492,172
Prepaid expenses and other current assets	99,254
Deferred tax asset	290,000

Total current assets	6,496,808

FIXED ASSETS, NET	755,361

INVESTMENTS	50,000

$7,302,169

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$635,171
Accrued payroll	131,716
Accrued bonus	25,000
Accrued inventory	236,084
Accrued other	83,517

Total current liabilities	1,111,488

LONG-TERM DEBT	1,403,440

SHAREHOLDERS’ EQUITY
Preferred stock, Series A - par value $5 per share; authorized, 200,000 shares; issued, none	—
Preferred stock, Series B - par value $.01 per share; authorized, 10,000,000 shares; issued and outstanding, 1,676,835 shares (liquidation preference of $.25 a share)	16,769
Common stock - par value $.01 per share; authorized, 15,000,000 shares; issued and outstanding, 6,804,460 shares	68,045
Additional paid-in capital	3,922,967
Retained earnings	1,117,267
Treasury stock - 1,162,086 shares, at cost	(337,807)

4,787,241

$7,302,169

The accompanying notes are an integral part of this statement.

Astrex, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Year ended March 31,
	2003	2002

Net sales	$13,745,687	$16,894,123
Cost of sales	10,498,247	13,015,259

Gross profit	3,247,440	3,878,864

Selling, general and administrative expenses	3,108,475	3,172,958

Earnings from operations	138,965	705,906

Write-down of investment	—	(24,830)
Interest expense, net	(57,389)	(117,973)

Earnings before income tax expense (benefit) and discontinued operations	81,576	563,103

Income tax expense (benefit)	25,800	(76,706)

Earnings from continuing operations	55,776	639,809

Loss from discontinued operations	—	(80,477)

Loss from disposal of discontinued operations	—	(265,178)

Net earnings	$55,776	$294,154

Net earnings per common share:
Basic
Earnings from continuing operations	$0.01	$0.11
Loss from discontinued operations	0.00	(0.01)
Loss from disposal of discontinued operations	0.00	(0.05)
Net earnings per common share	$0.01	$0.05

Diluted
Earnings from continuing operations	$0.01	$0.09
Loss from discontinued operations	0.00	(0.01)
Loss from disposal of discontinued operations	0.00	(0.04)
Net earnings per common share	$0.01	$0.04

Weighted-average common shares and common equivalent shares outstanding
Basic	5,643,518	5,569,140

Diluted	7,338,602	7,308,291

The accompanying notes are an integral part of these statements.

Astrex, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Years ended March 31, 2003 and 2002

	Preferred stock, Series B par value $.01 per share		Common stock, par value $.01 per share		Additional paid-in capital		Retained Earnings/ (deficit)	Treasury stock,
						Deferred compensation			at cost Amount
	Shares	Amount	Shares	Amount				Shares		Total

Balance, April 1, 2001	1,897,381	$18,974	6,605,363	$66,054	$3,927,794	$(11,641)	$767,337	1,059,086	$(307,982)	$4,460,536

Amortization of deferred compensation	—	—	—	—	—	11,000	—	—	—	11,000
Conversion of Series B Preferred stock into common Stock	(198,230)	(1,982)	198,230	1,982
Purchase of treasury stock for retirement	—	—	—	—	—	—	—	103,000	(29,825)	(29,825)
Net earnings	—	—	—	—	—	—	294,154	—	—	294,154

Balance, March 31, 2002	1,699,151	16,992	6,803,593	68,036	3,927,794	(641)	1,061,491	1,162,086	(337,807)	4,735,865

Amortization of deferred compensation	—	—	—	—	—	641	—	—	—	641
Conversion of Series B Preferred stock into common Stock	(22,316)	(223)	22,316	223
Purchase and retirement of treasury stock	—	—	(21,449)	(214)	(4,827)	—	—	—	—	(5,041)
Net earnings	—	—	—	—	—	—	55,776	—	—	55,776

Balance, March 31, 2003	1,676,835	$16,769	6,804,460	$68,045	$3,922,967	$—	$1,117,267	1,162,086	$(337,807)	$4,787,241

The accompanying notes are an integral part of this statement

Astrex, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2003	2002
Cash flows from operating activities
Net earnings	$55,776	$294,154

Net earnings from continued operations
Adjustments to reconcile net earnings to net cash provided by operating activities
Loss from discontinued operations	—	80,477
Loss from disposal of discontinued operations	—	265,178
Depreciation and amortization	80,371	65,914
Amortization of deferred stock compensation	641	11,000
Amortization of deferred financing costs	1,874	11,239
Deferred tax asset	—	(90,000)
Write-down of investment	—	24,830
Changes in assets and liabilities
Decrease in accounts receivable, net	293,777	414,123
Decrease in inventory	526,800	38,692
(Increase) decrease in prepaid expenses and other current assets	(42,208)	1,354
Decrease in accounts payable	(404,368)	(464,663)
Decrease in accrued liabilities	(246,912)	(58,124)

Net cash provided by continuing operations	265,751	594,174
Net cash used in discontinued operations	—	(34,109)
Net cash provided by operating activities	265,751	560,065

Cash flows from investing activities
Purchases of property and equipment	(138,134)	(62,574)
Net cash used in investing activities	(138,134)	(62,574)

Cash flows from financing activities
Repayments of loan payable	(125,075)	(471,485)
Purchase of treasury stock	(5,041)	(29,825)

Net cash used in financing activities	(130,116)	(501,310)

Net decrease in cash	(2,499)	(3,819)

Cash at beginning of year	4,449	8,268

Cash at end of year	$1,950	$4,449

Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$68,546	$127,555
Income taxes	$23,189	$29,739

The accompanying notes are an integral part of these statements.

Astrex, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002

NOTE A - DESCRIPTION OF BUSINESS

Astrex, Inc. and subsidiaries (the “Company”) sells, assembles and distributes electronic parts and components in one business segment.  Approximately 89% and 85% of the Company’s sales in fiscal 2003 and 2002, respectively, consist of connectors that link electronic components together and generally consist of a shell, insert, contacts and adaptive hardware.  The other products sold by the Company, which comprise the remaining 11% and 15% of sales in fiscal 2003 and 2002, respectively, are devices that control or regulate the flow of electricity to or within components.  The Company’s largest markets include the defense, aerospace, industrial and computer industries, which sales are worldwide with a concentration in the Northeast and Mid-Atlantic states.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Astrex, Inc. and its subsidiaries, all of which are wholly-owned.  All significant intercompany accounts and transactions have been eliminated.

Financial Instruments and Business Concentrations

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable.  Concentration of credit risk with respect to accounts receivable is generally mitigated due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas and industries.  The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.  No single customer accounted for more than 10% of the Company’s sales and accounts receivable in fiscal 2003 and 2002.

Statement of Financial Accounting Standards No. 107 (“SFAS No. 107”), “Fair Value of Financial Instruments,” requires disclosure of the estimated fair value of an entity’s financial instrument assets and liabilities.  The Company’s principal financial instrument consists of a line of credit and term loan facility, expiring April 30, 2005, with one participating bank.  The Company believes that the carrying amounts of such debt approximates the fair value as the interest rates approximate the current prevailing interest rates.

The Company generally purchases products from manufacturers pursuant to nonexclusive distributor agreements.  The Company’s top four suppliers accounted for 49% and 57% of purchases for the fiscal years ended March 31, 2003 and 2002, respectively.  There can be no assurance that, in the event a supplier cancels its distributor agreement with the Company, the Company will be able to replace the sales with sales of other products.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

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

Accounts Receivable

The Company’s accounts receivable are due from businesses and governmental agencies primarily in the defense, aerospace, industrial equipment and computer industry markets. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required.  Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company’s historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Changes in the Company’s allowance for doubtful accounts during the year ended March 31, 2003 are as follows:

Beginning balance	$92,967
Reduction in provision for doubtful accounts	(25,000)
Recoveries	(307)

Ending balance	$67,660

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

Inventory

Inventory, consisting principally of finished goods, is stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Write-downs of inventory  to market value are based upon product franchise agreements governing price protection, stock rotation and obsolescence, as well as assumptions about future demand and market conditions.  If assumptions about future demand and actual market conditions are less favorable than those projected by management, additional write-downs of inventories could be required.

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

Advertising

Advertising costs are expensed as incurred and totaled $53,357 and $83,334 for the fiscal years ended March 31, 2003 and 2002, respectively and are included in selling, general and administrative expenses in the accompanying  Consolidated Statements of Earnings.

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which income tax expenses or benefits are expected to be realized in future years.  A deferred tax asset has been established as it is more likely than not that all, or some portion, of such deferred tax assets will be realized.  The effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Net Earnings Per Common Share

Net earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

The following table sets forth the reconciliation of the weighted average number of common shares:

	2003	2002

Basic	5,643,518	5,569,140
Effect of Convertible Series B Preferred	1,685,222	1,699,151
Effect of restricted shares	9,863	40,000

Diluted	7,338,602	7,308,291

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Assets Retirement Obligations” (“SFAS No. 143”).  SFAS No. 143 addresses financial and reporting obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs.  It applies to legal obligations associated with retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  There will be no material impact on the Company’s financial position and results of operations as a result of the adoption of this statement.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria for extraordinary classification. Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale- leaseback accounting rules.  SFAS No. 145 also contains other nonsubstantive corrections to authoritative accounting literature.  The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting were effective for transactions occurring after May 15, 2002. SFAS No. 145 has not had, and is not expected to have a material impact on the financial position and results of operations of the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 had no impact on the financial position and results of operations of the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 had no impact on the financial position and results of operations of the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements.  The Company is currently evaluating the effect of the adoption of SFAS No. 149 on its financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the year ended December 31, 2003. The Company is currently evaluating the effect of the adoption of SFAS No. 150 on its financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued.  The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements for periods ending after December 15, 2002.  The adoption of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  A variable interest entity may be essentially passive or it may engage in activities on behalf of another company.  Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  FIN No. 46’s consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The Company has adopted the disclosure provisions of FIN No. 46 effective January 31, 2003.  The Company does not anticipate that the adoption of the consolidation requirements of

FIN No. 46 will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In November 2002, the Emerging Issues Task Force reached a consensus opinion of EITF 00-21, “Revenue Arrangements with Multiple Deliverables”.  That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met.  The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions.  Applicable revenue criteria should be considered separately for each separate unit of accounting.  EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, “Accounting Changes.”  The Company is still evaluating the impact of the adoption of EITF 00-21 on its financial statements.

NOTE C – DISCONTINUED OPERATIONS

On November 1, 2001, the measurement date, the Company approved a plan to close TF Cushing, Inc., (“TF Cushing”) a wholly-owned subsidiary of the Company.  The decision was made based on TF Cushing’s declining sales over the past several years, and the Company’s opinion that a return to profitability was unlikely. The Company also felt that TF Cushing’s customer base, supplier base, and business focus of Maintenance Repair Organization (“MRO”) versus Original Equipment Manufacturer (“OEM”) were significantly different from the Company’s core business and therefore not easily integrated into the Company’s core operations. At December 31, 2001, the Company recognized a loss from discontinued operations of approximately $80,000 (net of taxes of approximately $1,400) for the period April 1, 2001 through the measurement date.  The Company recognized a loss from disposal of discontinued operations of approximately $265,000 from the measurement date to December 31, 2001.  The loss on disposal includes operating losses from the measurement date of approximately $44,000, loss on disposal of inventory of approximately $70,000 and estimates for further impairment of inventory caused by the disposal decision of $100,000. The remainder of the disposal loss includes liabilities for severance and estimates for miscellaneous expenses related to the disposal of TF Cushing.  The Company retained TF Cushing’s remaining assets and assumed its liabilities at December 31, 2001, consisting of net accounts receivable of approximately $44,000, net inventory of approximately $15,000 and liabilities of approximately $59,000. There were no net assets for TF Cushing at March 31, 2003 and 2002.

NOTE D - FIXED ASSETS

Fixed assets consist of the following at March 31, 2003:

	Estimated useful life

Land		$128,836
Building and improvements	2 to 30 years	655,299
Equipment, furniture and fixtures	5 to 10 years	735,296

		1,519,431

Less accumulated depreciation		764,070

		$755,361

Depreciation expense on fixed assets was $ 80,371 and $65,914 for the years ended March 31, 2003 and 2002, respectively.

NOTE E - LOANS PAYABLE

The Company’s collateralized lending agreement with its bank (the “Agreement”), as amended, provides the Company with a line of credit, secured by substantially all the assets of the Company, equal to 85% of its eligible accounts receivable and 25% of its eligible net inventory up to a maximum of $3,150,000, through April 2005, and provides a term loan of $850,000 collateralized by a mortgage on the 205 Express Street property, with a maturity date of April 2005.  Neither the line of credit nor the term loan requires any principal repayments prior to the April 2005 maturity date.  Interest is payable monthly at short-term, fixed-rate borrowings, for fixed amounts at LIBOR plus 1-1/2%, or daily borrowing at the bank’s prime rate or a mixture of the two.  The weighted average interest rate on the loans outstanding at March 31, 2003 was 3.03%.  Debt outstanding under the Agreement at March 31, 2003, amounted to $1,403,440, which was comprised of $553,000 on the line of credit and $850,000 on the term loan.  At March 31, 2003, the Company had approximately $2,000,000 available for future borrowings under the agreement.  The Agreement contains certain financial covenants relating to the maintenance of various financial ratios and restrictions on the payment of dividends by the Company.

NOTE F - INCOME TAXES

Total income tax benefit for fiscal 2003 and 2002 differed from the amounts computed by applying the United States Federal income tax rate of 34% to earnings before income taxes as a result of the following:

	2003	2002

Computed “expected” tax	$28,000	$73,932
State income taxes, net	13,000	11,991
Other	(15,200)	1,303
Utilization of net operating loss carryforwards	—	(73,932)
Valuation allowance	—	(90,000)

	$25,800	$(76,706)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2003 and 2002 are presented below:

	2003	2002
Deferred tax assets
Net operating loss and other carryforwards	$2,082,000	$1,975,000
Inventory	373,000	459,000
Write-down of investment	99,000	89,000
Bad debts	41,000	37,000
Depreciation, compensation and other	36,000	87,000

Total gross deferred tax assets	2,631,000	2,647,000

Less valuation allowance	(2,341,000)	(2,299,000)

	290,000	348,000

Deferred tax liabilities
Depreciation and other	—	(58,000)

	$290,000	$290,000

In prior years, primarily due to competitive pricing pressures in the Company’s industry and their potential impact on operating results, the Company did not believe that it was more likely than not that it would utilize its deferred tax assets. However, as a result of favorable operations in three successive years, the Company recognized an additional deferred tax asset in the amount of $90,000 at March 31, 2002.

At March 31, 2003, the Company has a net operating loss carryforward available for Federal income tax purposes of approximately $6,100,000, expiring beginning in 2004 through 2023.  During 1992, the Company experienced an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, and Section 383 of the Code.  As a result of this event, the Company will be limited in its ability to use net operating loss carryforwards in future years (the annual limitation is $453,000).  The net operating loss carryforwards not subject to limitation amounted to approximately $4,760,000 at March 31, 2003.

NOTE G - RETIREMENT PLAN

The Company has a defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code.  All regular full-time employees are eligible for voluntary participation upon completing six months of service and having attained the age of twenty-one.  The Company may provide a discretionary match of employee contributions to the plan.  No matching contributions were made for the year ended March 31, 2003.  For the year ended March 31, 2002, the Company made a matching contribution of $11,540.

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

NOTE I - SHAREHOLDER'S EQUITY

During the years ended March 31, 2003 and 2002, the Company purchased 21,449 and 103,000 shares of its common stock for $5,041 and $29,825, respectively.  The purchases in fiscal 2002 were open market transactions.

On February 11, 2003, the Company’s shareholders ratified the adoption of the 2003 Incentive and Non-Incentive Stock Option Plan (the “2003 Plan”) which provides for the issuance of incentive stock options (“ISO’s”) to officers and employees and nonqualified stock options to directors, officers, employees, consultants, agents and independent contractors.  Up to 1,000,000 shares of common stock have been reserved for issuance under the 2003 Plan.  The terms of the options are generally ten years, except for ISO’s granted to any employee, whom prior to the granting of the option, owns stock representing more than 10% of the voting rights, for which the option term will be five years.  The exercise price for nonqualified stock options outstanding under the 2003 Plan can generally be no less than 85% of the fair market value, as defined, of the Company’s common stock at the date of grant.  For ISO’s, the exercise price can generally be no less than the fair market value of the Company’s common stock at the date of grant, with the exception of any employee who prior to the granting of the option, owns stock representing more than 10% of the voting rights, for which the exercise price can be no less than 110% of fair market value of the Company’s common stock at the date of grant. As of March 31, 2003, no options have been granted under the 2003 Plan.

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

Beginning July 31, 2001, holders of these preferred shares have the option of converting shares of the Preferred Stock for an equal number of shares of Common Stock. The declaration of this dividend did not have any economic impact on the capital structure of the Company, and accordingly, the par value of the Preferred Stock aggregating $18,974 was recorded through a reduction in retained earnings.

During the years ended March 31, 2003 and 2002, 22,316 and 198,230 shares of Series B Convertible Preferred Stock, respectively, have been converted into the Company’s common stock.

On June 29, 2000, the Company granted 40,000 registered, forfeitable shares of the Company’s common stock, which were issued on July 5, 2000 to several employees.  Each employee’s shares are subject to forfeiture in the event the employee ceases to be employed by the Company, for reasons other than death, prior to June 30, 2002.  On the date of grant, the Company recorded deferred compensation aggregating $16,500 which is based on the unadjusted quoted market price of the Company’s common stock at the date of grant.  Such deferred compensation was charged to compensation expense ratably over the two-year vesting period.  All 40,000 shares were fully vested on June 30, 2002.

NOTE J - COMMITMENTS

Leases

The Company is obligated under non-cancellable operating leases covering an office facility through November 2004.  At March 31, 2003, minimum annual future rental commitments under these leases are as follows:

Fiscal year ending March 31,
2004	$30,000
2005	14,000

$44,000

The Company maintains two other leases for office facilities on a month-to-month basis.  Rent expense (for leased property and equipment) included in selling, general and administrative expenses for the years ended March 31, 2003 and 2002 was $57,495 and $63,328, respectively.

NOTE K - EXPORT SALES

Export sales were $1,557,000 and $1,980,000 in 2003 and 2002, respectively, representing an aggregate of 11% and 12% of the Company’s net sales in 2003 and 2002, respectively.