Form 10QSB
period 2003-06-30
ASTREX INC
filed 2003-08-08
CIK 8038

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of  July 31, 2003 common shares outstanding were  5,698,005(does not include Convertible Preferred Stock).

Transitional Small Business Disclosure Format  (check one)       Yes ☐    No ☒

ASTREX, INC.

PART I - Financial Information

ASTREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	March 31, 2003
	(Unaudited)
	(000’s) Omitted
Current Assets:
Cash	$1	$2
Accounts receivable (net of allowance for doubtful accounts of $68 at June 30, 2003 and $68 at March 31, 2003)	1,666	1,614
Inventory	4,337	4,492
Prepaid expenses and other current assets	224	99
Deferred tax asset	290	290
Total current assets	6,518	6,497

Property, plant and equipment (net of accumulated depreciation of $787 at June 30, 2003 and $764 at March 31, 2003)	813	755
Investments	50	50

Total Assets	$7,381	$7,302

Current Liabilities:
Accounts payable	1,037	635
Accrued liabilities	196	477

Total current liabilities	1,233	1,112

Long-term debt	1,394	1,403

Shareholders’ Equity:
Preferred Stock, Series A - issued, none	—	—
Convertible Preferred Stock, Series B - $.01 par value; authorized, 10,000,000; 1,628,156 and 1,676,835 shares issued and outstanding at June 30, 2003 and March 31, 2003 (liquidation preference of $.25 a share)	17	17
Common Stock - par value $.01 par value; authorized, 15,000,000 shares; issued, 6,853,139 and 6,804,460 at June 30, 2003 and March 31, 2003	68	68
Additional paid-in capital	3,923	3,923
Retained earnings	1,084	1,117
Treasury stock, at cost (1,162,086 shares at June 30, 2003 and March 31, 2003)	(338)	(338)

Total shareholders’ equity	4,754	4,787

Total liabilities and shareholders’ equity	$7,381	$7,302

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	THREE MONTHS ENDED JUNE 30,
	2003	2002
	(000’s) Omitted

Net sales	$3,345	$3,753
Cost of sales	2,563	2,805

Gross profit	782	948

Selling, general and administrative expenses	800	797

Earnings (loss) from operations	(18)	151

Interest expense, net	9	14

Earnings (loss) before provision for income taxes	(27)	137

Provision for income taxes	6	8

Net earnings (loss)	$(33)	$129

Per share data for the three months ended June 30, 2003 and 2002 is as follows:
Weighted average common shares and common equivalent shares outstanding:
Basic	5,678,615	5,607,459
Diluted	5,678,615	7,340,658

Net earnings (loss) per share:
Basic	$(0.01)	$0.02

Diluted	$(0.01)	$0.02

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,
	2003	2002
	(000’s) Omitted

Cash flows from operating activities:
Net earnings (loss)	$(33)	$129
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	23	17
Amortization of deferred stock compensation	—	1
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable, net	(52)	232
Increase in prepaid expenses and other current assets	(125)	(183)
Decrease/(increase) in inventory	155	(64)
Decrease in non-current assets	—	4
Increase (decrease) in accounts payable	402	(194)
Decrease in accrued liabilities	(281)	(88)

Net cash provided by (used in) operating activities	89	(146)

Cash flows from investing activities:
Purchases of property and equipment	(81)	(20)

Net cash used in investing activities	(81)	(20)

Cash flows from financing activities:
Proceeds from loans payable, net	(9)	165

Net cash (used in) provided by financing activities	(9)	165

Net change in cash	(1)	(1)

Cash - beginning of period	2	4

Cash - end of period	$1	$3

See accompanying notes to unaudited consolidated financial statements.

ASTREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet of Astrex, Inc. (“Astrex” or the “Company”) as of June 30, 2003, the consolidated statements of earnings for the three months ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the three months ended June 30, 2003 and 2002, have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended March 31, 2003 filed by the Company.  The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the respective full years.

NOTE B – EARNINGS PER COMMON SHARE/SHAREHOLDERS’ EQUITY

The following table sets forth the reconciliation of the weighted average number of common shares:

	Three months ended June 30,
	2003	2002
	(Unaudited)	(Unaudited)
Basic	5,678,615	5,607,459
Effect of Series B Convertible Preferred Stock	—	1,693,199
Effect of dilutive securities (non-vested restricted stock)	—	40,000
Diluted	5,678,615	7,340,658

For the three months ended June 30, 2003, 1,640,594 shares of Series B Preferred Stock were excluded from the calcualtion of diluted loss per share as their inclusion would have been anti-dilutive.

During the three months ended June 30, 2003 and 2002, 48,679 and 7,335 shares of Series B Convertible Preferred Stock were converted into shares of the Company’s Common Stock.

NOTE C – ACCOUNTING FOR STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The adoption of this statement has not had any impact on the Company’s financial position or results of operations as the Company does not have any awards for stock-based compensation outstanding as of June 30, 2003.

NOTE D – LOANS PAYABLE

The Company collateralized lending agreement with its bank (the “Agreement”), as amended, provides the Company with a line of credit, sercured by substantially all of the assets of the Company, equal to 85% of its eligible accounts receivable and 25% of its eligible net inventory up to a maximum of $3,150,000, through April 2005, and provides a term loan of $850,000 collateralized by a mortgage on the 205 Express Street property, with a maturity date of April 2005.  Neither the line of credit not the term loan requires any principal repayments prior to the April 2005 maturity date.  Interest is payable monthly at short-term, fixed-rate borrowings, for fixed amounts at LIBOR plus 1-1/2%, or daily borrowing at the bank’s prime rate or a mixture of the two.  The weighted average interest rate on the loans outstanding at June 30, 2003 was 2.83%.  Debt outstanding under the Agreement at June 30, 2003, amounted to $1,394,000, which was comprised of $544,000 on the line of credit and $850,000 on the term loan.  At June 30, 2003, the Company had approximately $1,900,000 available for future borrowings under the Agreement.  The Agreement contains certain financial covenants relating to the maintenance of various financial ratios and restrictions on the payment of dividends by the Company.

At June 30, 2003, the Company was not in compliance with certain of the financial covenants contained in the Agreement.  A waiver for those defaults was obtained from the bank on August 4, 2003.  Pursuant to the terms of the waiver, the relevant financial covenants were waived as of June 30, 2003, and reset as of September 30, 2003, December 31, 2003 and March 31, 2004 such that the Company expects to be (but cannot assure that it will be) in compliance at future measurement dates in the fiscal year ending on March 31, 2004.  As a result no reclassifications or other adjustments have been made to long term debt as of June 30, 2003.

NOTE E – RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Assets Retirement Obligations” (“SFAS No. 143”).  SFAS No. 143 addresses financial and reporting obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs.  It applies to legal obligations associated with retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 has not had a material impact on the financial position and results of operations of the Company.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria for extraordinary classification. Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale- leaseback accounting rules.  SFAS No. 145 also contains other nonsubstantive corrections to authoritative accounting literature.  The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 has not had a material impact on the financial position and results of operations of the Company.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effect of the adoption of SFAS No. 150 on its financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  A variable interest entity may be essentially passive or it may engage in activities on behalf of another company.  Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  FIN No. 46’s consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of FIN No. 46 has not had a material impact on the Company’s consolidated financial condition or results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OR OPERATIONS

RESULTS OF OPERATIONS

The Company engages in the sale, assembly, and distribution of electronic parts and components, principally connectors that link electronic components together.  The connectors generally consist of a shell, insert, contacts and adaptive hardware.  The Company’s largest markets include the defense, aerospace, industrial and computer industries, which sales are to customers worldwide with a concentration of customers in the Northeast and Mid-Atlatic states.

Loss from operations before provision for income taxes for the three months ended June 30, 2003 was approximately $27,000 as compared with earnings of $137,000 for the three months ended June 30, 2002.  This decrease is principally the result of the lower sales volume and margins.  As a result, net loss for the three months ended June 30, 2003 was $33,000 as compared with net income of $129,000 for the comparable three month period in the prior year.  These results are reflective of the severe economic downturn that continues in the electronics industry. Future results are somewhat dependent on the recovery in the overall electronic component market,  although the Company’s non-reliance on any one market segment helps mitigate any future negative impact.

While the Company’s business is not seasonal, it is subject to factory production schedules (both of its suppliers as well as its customers).  Such production schedules generally result in reductions in activity during pre-scheduled holiday (December) and vacation (July/August) factory shut downs.

Sales decreased by approximately $408,000 or 10.9%, for the three months ended June 30, 2003, from the comparable three month period in 2002. To a significant extent “Sales” reflect the shipping of past confirmed orders (i.e. “backlog”) as opposed to the placement of orders during the quarter (i.e. “bookings”). During the three months ended June 30, 2003, backlog increased approximately 1.2% with confirmed but unshipped orders at June 30, 2003 of approximately $2,889,000 as compared to approximately $2,855,000 at March 31, 2003. Bookings for the quarter ended June 30, 2003 decreased by approximately 8% as compared to the same quarter in 2002, $3,359,000 in 2003 compared to $3,642,000 in 2002.

The Company’s gross margin declined to 23.4% for the three months ended June 30, 2003 as  compared to 25.3% for the same period last year.  Margins declined due to the highly competitive marketplace wherein the Company will occasionally take orders at less than historical margins in order to preserve or increase marketshare.  During the three month period ended June 30, 2003, gross margin dollars decreased primarily as a result of the lower sales volume discussed above.

Selling, general and administrative expenses increased slightly to $800,000 for the three months ended June 30, 2002 from $797,000 for the three months ended June 30, 2002.  The Company continues to reduce expenses wherever possible, however, during the quarter ended June 30, 2003, reductions in payroll were more that offset by higher insurance and advertising costs.

Interest expense decreased by approximately $5,000 or 35.7% for the three months ended June  30, 2003 as compared to the previous three month periods ended June 30, 2002 due to a reduction in interest rates as well as a reduction in outstanding borrowings by the Company.

The provision for income taxes for the three months ended June 30, 2003 and 2002 consists principally of state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated approximately $89,000 from its operating activities during the three months ended June 30, 2003.  The components of working capital can fluctuate at any point in time due to vendor shipping schedules, payment terms offered by suppliers as well as the shipping and payment schedules of our customers. At June 30, 2003, the Company had working capital of $5,285,000 and its stockholders’ equity was $4,754,000.  The Company believes that its present working capital, cash generated from operations and amounts available under the loan agreement will be sufficient to meet its cash needs during the next year.

The Company’s principal credit facility (“Line”) is a collateralized borrowing agreement with a bank, which was entered into on July 9, 1997.  This line includes a line of credit, with borrowings based on eligible accounts receivable and inventory, and, since May 14, 1999, a term loan collateralized by a mortgage on the 205 Express Street property.  The line is secured by substantially all of the Company’s assets and expires on April 30, 2005.

On June 30, 2003, the Company had outstanding borrowings of $1,394,000, which included $544,000 on the line of credit and $850,000 on the term loan. Approximately $1,900,000 is available for future borrowing under the line of credit portion of the line at June 30, 2003.  The Company has an option under the Line to fix a portion or portions of the loan balance at the currently prevailing LIBOR rate for terms ranging from 30 to 180 days.  As of June 30, 2003,  in order to take advantage of the historically low interest rates currently available, the Company had $1,350,000 of the loan balance (including the long-term amount of $850,000) fixed at LIBOR rates. The weighted average interest rate on the loans outstanding at June 30, 2003 was 2.83%.  The Company’s relationship with its secured lender is satisfactory and the Company believes that the lending arrangement will be adequate for the foreseeable future.  The Agreement contains certain financial covenants relating to the maintenance of various financial ratios and restrictions on the payment of dividends by the Company.

At June 30, 2003, the Company was not in compliance with certain of the financial covenants contained in the Agreement.  A waiver for those defaults was obtained from the bank on August 5, 2003.  Pursuant to the terms of the waiver, the relevant financial covenants were waived as of June 30, 2003, and reset as of September 30, 2003, December 31, 2003 and March 31, 2004 such that the Company expects to be (but cannot assure that it will be) in compliance at future measurement dates in the fiscal year ending March 31, 2004.  As a result no reclassifications or other adjustments have been made to long term debt as of June 30, 2003.

The Company currently has no significant commitments for capital expenditures.

During the last fiscal year, management continued to take steps to improve its revenue base and control costs.  In addition, to regularly reviewing its cost structure, management is continuously reviewing its product lines and exploring ways to offer new product lines and expand its customer base.  There is no assurance that management’s plans will be successful.

You should also carefully consider the risks relating to our business and our common and preferred stock, together with other information described elsewhere in this Quarterly Report on Form 10-QSB and our Annual Report on Form 10-KSB.  Such risks include, but are not limited to, a potential continuation of our net loss, possible continuing default under our Line, possible failure of our suppliers to deliver parts for assembly, our  customers failing to continue to order from us, our Common Stock trades very thinly on the Over-the-Counter Electronic Bulletin Board, our preferred stock does not trade due to restrictions on transfer, our business is highly competitive and the downturn in the electronics industry may continue.

The following table presents the Company’s expected cash requirements for contractual obligations outstanding as of June 30, 2003:

	Total	Due as of 6/30/04	Due as of 6/30/05 and 6/30/06

Line of Credit (1)	$544,000		$544,000
Long-Term Debt	850,000		850,000

Operating Leases	39,000	$30,000	9,000
Total Contractual Cash Obligations	$1,433,000	$30,000	$1,403,000

(1)

The Company maintains a credit facility that, as amended in April 2002, provides for borrowings of up to $3,150,000, primarily based upon eligible accounts receivable and inventory, as defined therein.  Approximately $2,400,000 is available under the line of  credit portion of the line, of which $544,000 is outstanding at June 30, 2003.  The credit facility expires in April 2005.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Assets Retirement Obligations” (“SFAS No. 143”).  SFAS No. 143 addresses financial and reporting obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs.  It applies to legal obligations associated with retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 has not had a material impact on the financial position and results of operations of the Company.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria for extraordinary classification. Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale- leaseback accounting rules.  SFAS No. 145 also contains other nonsubstantive corrections to authoritative accounting literature.  The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 has not had a material impact on the financial position and results of operations of the Company.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effect of the adoption of SFAS No. 150 on its financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  A variable interest entity may be essentially passive or it may engage in activities on behalf of another company.  Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  FIN No. 46’s consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of FIN No. 46 has not had a material impact on the Company’s consolidated financial condition or results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 day period prior to the filing of this Periodic Report on Form 10-QSB, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be detected.  The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based upon the Evaluation of disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that, subject to the limitations noted above, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and the Company’s consolidated subsidiary would be made known to them by others within those entities to allow timely decisions regarding required disclosures.  There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

CAUTIONARY LANGUAGE REGUARDING FORWARD LOOKING STATEMENTS

When used herein, the words “believe,” “anticipate,” “think,” “intend,” “will be,” “expect” and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act  of 1995.  Such statements are not guarantees of future performance and involve certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements.  Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof.  Readers are also urged carefully to review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including, without limitation, the disclosures made in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of  Operation.”

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

none

Item 2.  Changes in Securities.

none

Item 3.  Default Upon Senior Securities.

none

Item 4.  Submission of Matters to a Vote of Security Holders.

none

Item 5.  Other Information

As of June 30, 2003, the Company was in default of certain financial covenants required under its Line of Credit.  The bank has agreed to waive these defaults.  See a further explanation of the default and waiver in the Liquidity and Capital Resources section of Management's Discussion or Plan of Operations (Item 2).

Item 6.  Exhibits and Reports on Form 8-K.

(A)          Exhibits

Exhibit	Description	Previously Filed and Incorporated by reference or Filed Herewith

3 (a)	Certificate of Incorporation of Astrex, Inc., as amended (a Delaware corporation)	Filed as Exhibit 3(a) to the Form 10-QSB of the Company for the quarter ended September 30, 1997

3 (b)	By-Laws of Astrex, Inc., as amended	Filed as Exhibit 3(b) to the Form 10-QSB of the Company for the quarter ended September 30, 1996

4	Astrex, Inc. Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	Filed as Exhibit 4 to the Form 10-QSB of the Company for the quarter ended June 30, 2000

31.1	Sarbanes Oxley Section 302 (a) Certification of President and CEO	Filed Herewith

31.2	Sarbanes Oxley Section 302 (a) Certification of Chief Financial Officer	Filed Herewith

32.1	Certifications of President and CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(B)	Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.

ASTREX, INC.

Date:	August 8, 2003	By:	/s/ Michael McGuire
Michael McGuire
Director, President and
Chief Executive Officer

Date:	August 8, 2003	By:	/s/ Joseph Looney
Joseph Looney
Chief Financial Officer